Form 10-Q
period 2015-06-30
JAREX SOLUTIONS CORP.
filed 2015-08-11
CIK 1627452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 333-202234

JAREX SOLUTIONS CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 30-0845224 IRS Employer Identification Number 7372 Primary Standard Industrial Classification Code Number

Puces iela 47 dz.40, Riga,

Latvia, LV-1082

Tel.  +37128102618

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [] NO [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,565,000 as of August 11, 2015.

JAREX SOLUTIONS CORP. CONDENSED BALANCE SHEETS
	JUNE 30, 2015	DECEMBER 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$ 12,586	$ 6,030
Total current assets	12,586	6,030

Fixed Assets, net of $157 accumulated depreciation	1,150	-

Total assets	$ 13,736	$ 6,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Loan from shareholder	$ 3,274	$ 274
Unearned revenue	2,000	-
Total current liabilities	5,274	274

Total liabilities	5,274	274

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,565,000 (unaudited) and 6,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	6,565	6,000
Additional paid-in-capital	10,735	-
Accumulated deficit	(8,838)	(244)
Total stockholders’ equity	8,462	5,756

Total liabilities and stockholders’ equity	$ 13,736	$ 6,030

The accompanying notes are an integral part of these condensed unaudited financial statements.

JAREX SOLUTIONS CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED JUNE 30, 2015	SIX MONTHS ENDED JUNE 30, 2015

Revenues	$ -	$ -

Operating Expenses
General and administrative expenses	1,676	8,594
Total operating expenses	1,676	8,594

Loss before income taxes	(1,676)	(8,594)

Provision for income taxes	-	-

Net loss	$ (1,676)	$ (8,594)

Loss per common share – Basic & Diluted	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	6,124,121	6,062,403

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

JAREX SOLUTIONS CORP. CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2014) TO JUNE 30, 2015
	Number of common Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total
Balance at inception (October 28, 2014)	-	$ -	$ -	$ -	$ -

Common shares issued for cash at $0.001	6,000,000	6,000	-	-	6,000

Net loss for the period	-	-	-	(244)	(244)

Balance as of December 31, 2014-audited	6,000,000	6,000	$ -	(244)	5,756

Common shares issued for cash at $0.02	565,000	565	10,735	-	11,300

Net loss for the period	-	-	-	(8,594)	(8,594)

Balance as of June 30, 2015-unaudited	6,565,000	$ 6,565	$ 10,735	$ (8,838)	$ 8,462

The accompanying notes are an integral part of these condensed unaudited financial statements.

JAREX SOLUTIONS CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2015
Cashflows from Operating Activities
Net loss	$ (8,594)
Adjustments to reconcile net loss to net cash generated (used in) operating activities:
Depreciation	157
Changes in operating assets and liabilities:
Unearned revenue	2,000
Net cash provided by (used in) operating activities	(6,437)

Cashflows from Investing Activities
Purchase of fixed assets	(1,307)
Net cash provided by (used in)investing activities	(1,307)

Cashflows from Financing Activities
Sale of common stock	11,300
Loan from shareholder	3,000
Net cash provided by financing activities	14,300

Net increase (decrease) in cash and equivalents	6,556

Cash and equivalents at beginning of the period	6,030

Cash and equivalents at end of the period	$ 12,586
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -
Non-Cash Financing Activities	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

JAREX SOLUTIONS CORP.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

JAREX SOLUTIONS CORP. (“the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada, U.S. on October 28, 2014 (Inception).  We intend to commence operations in the business of Automatic Number Plate Recognition (“ANPR’) software development for businesses which have parking zones or access control on their sites. We intend to develop a software based on the ANPR technologies in Latvia.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $8,838 as of June 30, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of Jarex Solutions Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period from October 28, 2014 (inception) to December 31, 2015 included in our Form S-1 filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of its Inception (October 28, 2014) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. Consequently these additional disclosures have not been presented in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2015 the Company's bank deposits did not exceed the insured amounts.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash, deferred revenue and the Company's loan from shareholder approximates fair value due to their short-term maturity.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

The Company will  recognize  revenue in  accordance  with  Accounting  Standards Codification No. 605, "Revenue Recognition"  ("ASC-605"),  ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement  exists;  (2) delivery has occurred;  (3) the selling price is fixed and determinable;  and (4) collectability is reasonably  assured. Determination  of  criteria  (3) and (4) are  based  on  management's  judgments regarding the fixed nature of the selling  prices of the products  delivered and the  collectability  of those  amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six month periods ended June 30, 2015.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. As June 30, 2015, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the period from October 28, 2014 (Inception) to June 30, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period presented.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company other than those relating to Development Stage Entities discussed above.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On December 12, 2014 the Company issued 6,000,000 shares of its common stock at $0.001 per share for total proceeds of $6,000.

In June 2015, the Company issued 565,000 shares of its common stock at $0.02 per share to 12 shareholders for total proceeds of $11,300.

As of June 30, 2015, the Company had 6,565,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

As of June 30, 2015 the shareholder of the Company advanced the Company $3,274 to cover the Company’s operating expenses. The loan is non-interest bearing, due upon demand and unsecured.

On December 12, 2014, the Company sold 6,000,000 shares of common stock at a price of $0.001 per share to its director.

NOTE 6 – UNEARNED REVENUE

The Company signed a Software Development Agreement (“the Agreement”) with a customer, dated February 26, 2015. Jarex Solutions Corp (“the Developer”) is developing ANPR software for the parking, entry/exit access zone of SIA PIT-STOP.LV (“the Client”). The Developer is contracted to develop and deliver the ANPR software to the Client, on or before July 31, 2015. The total anticipated software development period is 5 months and the total consideration for the Agreement is $4,000. The consideration for the Agreement is payable as follows $2,000 (50%) on signature of the Agreement and the balance of $2,000 is due upon delivery of the software on or before July 31, 2015. The Developer has to provide additional services and support for the three months following delivery of the software and the Client has until December 31, 2015 to request modifications or extra options. As a result of this Agreement, we have received a cash payment $2,000 during the six month period ended June 30, 2015 which we have recorded as unearned revenue in the period. As of the date of this report, it is believed that the software will not be completed by the scheduled date of July 31, 2015 and that we will require an extra two months, through to September 30, 2015, before the software will be completed for client use.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2015 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

JAREX SOLUTIONS CORP. (“the Company”, “we”, “us” or “our”)  was incorporated in the state of Nevada on October 28, 2014. We plan to develop ANPR software for companies that have parking zones or access control on their sites. We intend to develop a software based on the ANPR technologies in Latvia. Our software is intended to provide easy-to-use, high quality and cost-effective automation and management solutions based on ANPR technology. We intend to design and operate our systems as either a stand-alone solution or to be integrated with existing access control equipment. We plan to develop a wide range of ANPR access control applications including car parking, gated communities, factories, corporate facilities, warehouses, restricted areas, private areas, airports and schools. We plan to sell software and hardware and we intend to develop software which is easily integrated into existing security and video surveillance systems as well as to develop custom solutions in addition to existing surveillance systems. The software will be designed and created by our sole officer and president Jaroslavna Tomsa. We intend to engage in business activity but there is no assurance that we will be successful in developing our marketable product.

Our principal office address is located at Puces iela 47 dz.40, Riga, Latvia, LV-1082. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and we have recognized no revenue to date.

RESULTS OF OPERATION

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED JUNE 30, 2015

REVENUE

During the three month periods ended June 30, 2015 we did not generate any revenue.

OPERATING EXPENSES

During the three month period ended June 30, 2015, we incurred general and administrative expenses of $1,676.  General and administrative expenses incurred during the three month period ended June 30, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the three month period ended June 30, 2015 was $1,676 due to the factors discussed above.

SIX MONTH PERIOD ENDED JUNE 30, 2015

REVENUE

During the six month periods ended June 30, 2015 we did not generate any revenue.

OPERATING EXPENSES

During the six month period ended June 30, 2015, we incurred general and administrative expenses of $8,594. General and administrative expenses incurred during the six month period ended June 30, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the six month period ended June 30, 2015 was $8,594 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED JUNE 30, 2015

As of June 30, 2015, our total assets were $13,736 compared to $6,030 in total assets at December 31, 2014. Total assets as of June 30, 2015 comprised cash of $12,586 and $1,150 in fixed assets while as at December 31, 2014 total assets comprised cash of $6,030. As of June 30, 2015, our current liabilities were $5,274 comprising $3,274 a loan form shareholder and $2,000 in unearned revenue. As of December 31, 2014, our current liabilities were $274 comprising a loan from a shareholder.

Stockholders’ equity increased from $5,756 as of December 31, 2014 to of $8,462 as of June 30, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2015, net cash flows used in operating activities were $6,437 consisting of a net loss of $8,594 reduced for cash flow purposes by non-cash depreciation expense of $157 and an increase  in unearned revenue of $2,000.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities during the six months ended June 30, 2015 was $1,307 relating to the purchase of a computer

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the sale of shares of our common stock. For the six month periods ended June 30, 2015, net cash provided by financing activities was $14,300, $3,000 arising from proceeds from loans from our principal shareholder and $11,300 from the sale of  shares of our common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of June 30, 2015, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our December 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered equity securities was completed during the three and six months ended June 30, 2015.

In June 2015, the Company issued 565,000 shares of its common stock at $0.02 per share to 12 shareholders for total proceeds of $11,300 pursuant to its registration statement on Form S-1 that went effective on May 28, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued of outstanding during the three and six months ended June 30, 2015.

ITEM 4. MINE SAFETY DISLOSURES

No applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAREX SOLUTIONS CORP.
Dated: August 11, 2015	By: /s/ Jaroslavna Tomsa
Jaroslavna Tomsa President and Chief Executive Officer and Chief Financial Officer