Form 10-Q
period 2015-09-30
JAREX SOLUTIONS CORP.
filed 2015-11-02
CIK 1627452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,375,000 as of November 2, 2015.

JAREX SOLUTIONS CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	SEPTEMBER 30, 2015	DECEMBER 31, 2014

ASSETS
Current Assets
Cash	$ 12,240	$ 6,030
Total current assets	12,240	6,030

Fixed Assets, net of $266 accumulated depreciation	1,041	-

Total assets	$ 13,281	$ 6,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Loan from shareholder	$ 3,274	$ 274
Total current liabilities	3,274	274

Total liabilities	3,274	274

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,375,000 and 6,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	7,375	6,000
Additional paid-in-capital	26,125	-
Accumulated deficit	(23,493)	(244)
Total stockholders’ equity	10,007	5,756

Total liabilities and stockholders’ equity	$ 13,281	$ 6,030

The accompanying notes are an integral part of these condensed unaudited financial statements.

JAREX SOLUTIONS CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED SEPTEMBER 30, 2015	NINE MONTHS ENDED SEPTEMBER 30, 2015

Revenues	$ 4,000	$ 4,000

Operating Expenses
General and administrative expenses	18,665	27,249
Total operating expenses	14,665	23,249

Loss before income taxes	(14,665)	(23,249)

Provision for income taxes	-	-

Net loss	$ (14,665)	$ (23,249)

Loss per common share – Basic & Diluted	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	7,486,250	6,500,861

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

JAREX SOLUTIONS CORP. CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2014) TO SEPTEMBER 30, 2015 (UNAUDITED)
	Number of common Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total
Balance at inception (October 28, 2014)	-	$ -	$ -	$ -	$ -

Common shares issued for cash at $0.001	6,000,000	6,000	-	-	6,000

Net loss for the period	-	-	-	(244)	(244)

Balance as of December 31, 2014	6,000,000	6,000	$ -	(244)	5,756

Common shares issued for cash at $0.02	1,375,000	1,375	26,125	-	27,500

Net loss for the period	-	-	-	(23,249)	(23,249)

Balance as of September 30, 2015	7,375,000	$ 7,375	$ 26,125	$ (23,493)	$ 10,007

The accompanying notes are an integral part of these condensed unaudited financial statements.

JAREX SOLUTIONS CORP. CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2015
Cashflows from Operating Activities
Net loss	$ (23,249)
Adjustments to reconcile net loss to net cash generated (used in) operating activities:
Depreciation	266
Net cash provided by (used in) operating activities	(22,983)

Cashflows from Investing Activities
Purchase of fixed assets	(1,307)
Net cash provided by (used in)investing activities	(1,307)

Cashflows from Financing Activities
Sale of common stock	27,500
Loan from shareholder	3,000
Net cash provided by financing activities	30,500

Net increase (decrease) in cash and equivalents	6,210

Cash and equivalents at beginning of the period	6,030

Cash and equivalents at end of the period	$ 12,240
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -
Non-Cash Financing Activities	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

JAREX SOLUTIONS CORP.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $23,493 as of September 30, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of Jarex Solutions Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period from October 28, 2014 (inception) to December 31, 2015 included in our Form S-1 filed with the SEC.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and Nine month periods ended September 30, 2015.

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

For the period from October 28, 2014 (Inception) to September 30, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

On December 12, 2014 the Company issued 6,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $6,000.

For the period from May through July 2015, the Company issued 1,375,000 shares of its common stock at $0.02 per share to 31 shareholders for total proceeds of $27,500

As of September 30, 2015, the Company had 7,375,000 shares issued and outstanding.

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

As of December 31, 2015 the the shareholder of the Company advanced the Company $274 to cover the Company’s operating expenses. During the nine months ended September 30, 2015 the shareholder of the Company further advanced the Company $3,000 to cover the Company’s operating expenses. The balance at September 30, 2015 is $3,274 and is non-interest bearing, due upon demand and unsecured.

During the nine months ended September 30, 2015 the sole director donated software developing services to generate revenue for the Company. The Officer also provides office space free of charge.

On December 12, 2014, the Company sold 6,000,000 shares of common stock at a price of $0.001 per share to its director.

NOTE 6 –REVENUE

The Company signed a Software Development Agreement (“the Agreement”) with a customer, dated February 26, 2015. According to the agreement Jarex Solutions Corp (“the Developer”) has to develop ANPR software for the parking, entry/exit access zone of SIA PIT-STOP.LV (“the Client”). The total consideration for the Agreement is $4,000. We have exceeded delivery date until September 30, 2015. As of September 30, 2015, the Company has received revenue of $4,000 for the software that was developed and delivered to the Client.

The delivery date was September 30, 2015. The software was in the testing period (adaptation and modification) since August 17, 2015 (invoiced date) till September 30, 2015.

The Developer has to provide additional services and support up to twelve hours for the three months following delivery of the software and the Client has until December 31, 2015 to request modifications or extra options.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2015 to the date the financial statements were issued and has determined that there are no items to disclose.

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

General

JAREX SOLUTIONS CORP. (“the Company”, “we”, “us” or “our”)  was incorporated in the state of Nevada on October 28, 2014. We  develop ANPR software for companies that have parking zones or access control on their sites. We develop a software based on the ANPR technologies in Latvia. Our software is intended to provide easy-to-use, high quality and cost-effective automation and management solutions based on ANPR technology. We intend to design and operate our systems as either a stand-alone solution or to be integrated with existing access control equipment. We plan to develop a wide range of ANPR access control applications including car parking, gated communities, factories, corporate facilities, warehouses, restricted areas, private areas, airports and schools. We plan to sell software and hardware and we intend to develop software which is easily integrated into existing security and video surveillance systems as well as to develop custom solutions in addition to existing surveillance systems. The software is designed and created by our sole officer and president Jaroslavna Tomsa.

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

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2015

REVENUE

During the three month periods ended September 30, 2015 we have generated $4,000 revenue.

OPERATING EXPENSES

During the three month period ended September 30, 2015, we incurred general and administrative expenses of $18,665.  General and administrative expenses incurred during the three month period ended September 30, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the three month period ended September 30, 2015 was $14,665 due to the factors discussed above.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2015

REVENUE

During the nine month periods ended September 30, 2015 we  have generated $4,000 revenue.

OPERATING EXPENSES

During the nine month period ended September 30, 2015, we incurred general and administrative expenses of $27,249. General and administrative expenses incurred during the nine month period ended September 30, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the nine month period ended September 30, 2015 was $23,249 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2015

As of September 30, 2015, our total assets were $13,281 compared to $6,030 in total assets at December 31, 2014. Total assets as of September 30, 2015 comprised cash of $12,240 and $1,041 in fixed assets while as at December 31, 2014 total assets comprised cash of $6,030. As of September 30, 2015, our current liabilities were $3,274 comprising of $3,274 a loan form shareholder. As of December 31, 2014, our current liabilities were $274 comprising a loan from a shareholder.

Stockholders’ equity increased from $5,756 as of December 31, 2014 to of $10,007 as of September 30, 2015 due to the issuance of stock for cash in the months of May through July.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2015, net cash flows used in operating activities were $22,983 consisting of a net loss of $23,249 reduced for cash flow purposes by non-cash depreciation expense of $266 .

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities during the nine months ended September 30, 2015 was $1,307 relating to the purchase of a computer.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the sale of shares of our common stock. For the nine month periods ended September 30, 2015, net cash provided by financing activities was $30,500, $3,000 arising from proceeds from loans from our principal shareholder and $27,500 from the sale of  shares of our common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of September 30, 2015, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered equity securities was completed during the three and nine months ended September 30, 2015.

For the period from May through July 2015, the Company issued 1,375,000 shares of its common stock at $0.02 per share to 31 shareholders for total proceeds of $27,500 pursuant to its registration statement on Form S-1 that went effective on May 28, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued of outstanding during the three and nine months ended September 30, 2015.

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

JAREX SOLUTIONS CORP.
Dated: November 2, 2015	By: /s/ Jaroslavna Tomsa
Jaroslavna Tomsa President and Chief Executive Officer and Chief Financial Officer