Form 10-K
period 2015-12-31
JAREX SOLUTIONS CORP.
filed 2016-02-11
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-202234

JAREX SOLUTIONS CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 30-0845224 IRS Employer Identification Number 7372 Primary Standard Industrial Classification Code Number

Puces iela 47 dz.40, Riga,

Latvia, LV-1082

Tel.  +37128102618

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of February 11, 2016, the registrant had 7,375,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of February 11, 2016.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean JAREX SOLUTIONS CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

General

JAREX SOLUTIONS CORP. (“the Company”, “we”, “us” or “our”)  was incorporated in the state of Nevada on October 28, 2014. We  develop ANPR (Automatic Number Plate Recognition) software for companies that have parking zones or access control on their sites. We develop a software based on the ANPR technologies in Latvia. Our software is intended to provide easy-to-use, high quality and cost-effective automation and management solutions based on ANPR technology. We intend to design and operate our systems as either a stand-alone solution or to be integrated with existing access control equipment. We plan to develop a wide range of ANPR access control applications including car parking, gated communities, factories, corporate facilities, warehouses, restricted areas, private areas, airports and schools. We plan to sell software and hardware and we intend to develop software which is easily integrated into existing security and video surveillance systems as well as to develop custom solutions in addition to existing surveillance systems. The software is designed and created by our sole officer and president Jaroslavna Tomsa.

Our principal office address is located at Puces iela 47 dz.40, Riga, Latvia, LV-1082. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board and OTC Link under the symbol “JRSC”. Trading in stocks quoted on the OTC Bulletin Board and OTC Link is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

Our net loss for the fiscal year ended December 31, 2015 was $28,863 compared to a net loss of $244 during the period from Inception (October 28, 2014) to December 31, 2014. During fiscal year ended December 31, 2015 we have generated $4,000 in revenue. For the period from Inception (October 28, 2014) to December 31, 2014, we have not generated any revenues.

During the fiscal year ended December 31, 2015, we incurred expenses of $32,863 compared to $244 incurred during the period from Inception (October 28, 2014) to December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015 our current assets were $15,467 compared to $6,030 in current assets at December 31, 2014. As of December 31, 2015, our current liabilities were $11,074 compared to $274 in current liabilities at December 31, 2014.

Stockholders’ equity decreased from $5,756 as of December 31, 2014 to $4,393 as of December 31, 2015.

The weighted average number of shares outstanding was 6,669,849 for the year ended December 31, 2015 compared to 1,846,153 for the period from Inception (October 28, 2014) to December 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2015, net cash flows used in operating activities was $28,488. Net cash flows used in operating activities was $244 for the period from inception (October 28, 2014) to December 31, 2014.

Cash Flows from Investing Activities

We used $1,307 funds in investing activities for the year ended December 31, 2015. We neither generated, nor used, funds in investing activities for the period from Inception (October 28, 2014) to December 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended December 31, 2015, net cash flows from financing activities was $38,300 received from proceeds from issuance of common stock and loans from a  director. For the period from inception (October 28, 2014) to December 31, 2014, net cash flows from financing activities was $6,274 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2015 and December 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Jarex Solutions Corp.

Riga, Latvia

We have audited the accompanying balance sheet Jarex Solutions Corp. as of December 31, 2015 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jarex Solutions Corp. as of December 31, 2015 and the results of its operations and cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has a limited operating history which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

February 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Jarex Solutions Corp.

Riga, Latvia

We have audited the accompanying balance sheet of Jarex Solutions Corp. (a development stage company) as of December 31, 2014 and the related statement of operations, changes in stockholder’s equity and cash flows for the period from inception (October 28, 2014) through December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company ’ s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jarex Solutions Corp. as of December 31, 2014 and the results of its operations and its cash flows for inception (October 28, 2014) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations since Inception (October 28, 2014) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co., LLC

Wheat Ridge, Colorado

February 20, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033   ~   Phone 303-968-3281   ~   Fax 303-456-7488   www.cutlercpas.com

JAREX SOLUTIONS CORP. BALANCE SHEETS
	DECEMBER 31, 2015	DECEMBER 31, 2014

ASSETS
Current Assets
Cash	$ 14,535	$ 6,030
Total current assets	14,535	6,030

Fixed Assets, net of $375 accumulated depreciation	932	-

Total assets	$ 15,467	$ 6,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Loans from shareholder	$ 11,074	$ 274
Total current liabilities	11,074	274

Total liabilities	11,074	274

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,375,000 and 6,000,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	7,375	6,000
Additional paid-in-capital	26,125	-
Accumulated deficit	(29,107)	(244)
Total stockholders’ equity	4,393	5,756

Total liabilities and stockholders’ equity	$ 15,467	$ 6,030

The accompanying notes are an integral part of these financial statements.

JAREX SOLUTIONS CORP. STATEMENTS OF OPERATIONS
	YEAR ENDED DECEMBER 31, 2015	FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2014) to DECEMBER 31, 2014

Revenues	$ 4,000	$ -

Operating Expenses
General and administrative expenses	32,863	244
Total operating expenses	32,863	244

Loss before income taxes	(28,863)	(244)

Provision for income taxes	-	-

Net loss	$ (28,863)	$ (244)

Loss per common share – Basic & Diluted	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	6,669,849	1,846,153

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements.

JAREX SOLUTIONS CORP. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2014) TO DECEMBER 31, 2015
	Number of common Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total
Balance at inception (October 28, 2014)	-	$ -	$ -	$ -	$ -

Common shares issued for cash at $0.001	6,000,000	6,000	-	-	6,000

Net loss for the year	-	-	-	(244)	(244)

Balance as of December 31, 2014	6,000,000	6,000	$ -	(244)	5,756

Common shares issued for cash at $0.02	1,375,000	1,375	26,125	-	27,500

Net loss for the year	-	-	-	(28,863)	(28,863)

Balance as of December 31, 2015	7,375,000	$ 7,375	$ 26,125	$ (29,107)	$ 4,393

The accompanying notes are an integral part of these financial statements.

JAREX SOLUTIONS CORP. STATEMENT OF CASH FLOWS
	YEAR ENDED DECEMBER 31, 2015	FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2014) to DECEMBER 31, 2014
Cash flows from Operating Activities
Net loss	$ (28,863)	$ (244)
Adjustments to reconcile net loss to net cash generated (used in) operating activities:
Depreciation	375
Net cash provided by (used in) operating activities	(28,488)	(244)

Cash flows from Investing Activities
Purchase of fixed assets	(1,307)	-
Net cash provided by (used in)investing activities	(1,307)	-

Cash flows from Financing Activities
Sale of common stock	27,500	6,000
Loans from shareholder	10,800	274
Net cash provided by financing activities	38,300	6,274

Net increase (decrease) in cash and equivalents	8,505	6,030

Cash and equivalents at beginning of the period	6,030	-

Cash and equivalents at end of the period	$ 14,535	$ 6,030
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	$ -	$ -

The accompanying notes are an integral part of these financial statements.

JAREX SOLUTIONS CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND FOR THE PERIOD FROM OCTOBER 28, 2014 (INCEPTION) TO DECEMBER 31, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

JAREX SOLUTIONS CORP. (“the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada, U.S. on October 28, 2014 (Inception).  We commence operations in the business of Automatic Number Plate Recognition (“ANPR’) software development for businesses which have parking zones or access control on their sites. We intend to develop a software based on the ANPR technologies in Latvia.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $29,107 as of December 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a December 31 fiscal year end.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2014 and 2015 the Company's bank deposits did not exceed the insured amounts.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and loans to shareholders. The carrying amount of financial instruments approximates fair value because of the short-term nature of these items.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the year ended December 31, 2015 and the period from inception (October 28, 2014) through December 31, 2015.

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

For the period from October 28, 2014 (Inception) to December 31, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

NOTE 4 – COMMON STOCK

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

As of December 31, 2014 the shareholder of the Company advanced the Company $274 to cover the Company’s operating expenses. During the year ended December 31, 2015 the shareholder of the Company further advanced the Company $10,800 to cover the Company’s operating expenses. The balance at December 31, 2015 is $11,074 and is non-interest bearing, due upon demand and unsecured.

On December 12, 2014, the Company sold 6,000,000 shares of common stock at a price of $0.001 per share to its director.

During the year ended December 31, 2015 the sole director donated software developing services to generate revenue for the Company. The Officer also provides office space free of charge.

NOTE 6 –REVENUE

The Company signed a Software Development Agreement (“the Agreement”) with a customer, dated February 26, 2015. According to the agreement Jarex Solutions Corp (“the Developer”) has to develop ANPR software for the parking, entry/exit access zone of SIA PIT-STOP.LV (“the Client”). The total consideration for the Agreement is $4,000. We have extended the delivery date until September 30, 2015. As of September 30, 2015, the Company has received revenue of $4,000 for the software that was developed and delivered to the Client.

The software was in the testing period (adaptation and modification) since August 17, 2015 (invoiced date) until September 30, 2015. The completion/delivery date was September 30, 2015.

NOTE 7- INCOME TAXES

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $29,107 that may be available to reduce future years' taxable income in varying amounts through 2035.  Future tax  benefits  which arise as a result of these losses have not been recognized in these  financial  statements, as their  realization  is determined  not likely to occur and  accordingly, the Company has recorded a valuation  allowance for the deferred tax asset  relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

December 31, 2015

 -------------

Federal income tax benefit attributable to:

  Current Operations

 $     9,896

  Less: change in valuation allowance

      (9,896)

 ----------------

Net provision for Federal income taxes

 $          -

 =========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

  December 31, 2015

  -------------

Deferred tax asset attributable to:

  Net operating loss carryover

 $     9,896

  Less: valuation allowance

                        (9,896)

 --------

Net deferred tax asset

 $      -

 =====

Due to the change in  ownership  provisions  of the Tax Reform Act of 1986,  net operating  loss carry  forwards of  approximately $29,107 for  Federal  income tax reporting  purposes  are  subject  to  annual  limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future 5 years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2015 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Jaroslavna Tomsa Puces iela 47 dz.40, Riga, Latvia, LV-1082	40	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Jaroslavna Tomsa has acted as our President, Treasurer, Secretary and sole Director since we incorporated on October 28, 2014. Ms. Tomsa owns 81.35% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Tomsa was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Ms. Tomsa graduated from ISMA University of Applied Sciences, Latvia, MBA degree, Master of Business Administration in IT Project Management in 2006. Since 2006 till 2011 she worked such as IT project manager in real estate development sector for the LLC “RigStroy”. She managed the company’s projects with using MS Project software and she was responsible for programming tools and extensions for project teams. For the last 4 years Ms. Tomsa has been freelance project manager of the IT projects (TechLab, Jivedeo, LatCrops) in Latvia. She created the software for the construction machines operation and productivity controlling. For the last 2 years she has been researching the ANPR software systems and has been creating the alternative ANRP software in Latvia. We believe that Ms. Tomsa’s specific experience, qualifications, attributes and skills will enable to design and create our software.

During the past ten years, Ms. Tomsa has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Ms. Tomsa was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Tomsa’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

1.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on October 28, 2014 until December 31, 2014 and for the year ended December 31, 2015:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Jaroslavna Tomsa, President, Secretary and Treasurer	October 28, 2014 to December 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	January 1, 2015 to December 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of December 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2015 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Jaroslavna Tomsa Puces iela 47 dz.40, Riga, Latvia, LV-1082	6,000,000 shares of common stock (direct)	81.35

The percent of class is based on 7,375,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 12, 2014, the Company sold 6,000,000 shares of common stock at a price of $0.001 per share to its director, in consideration of $6,000.

As of December 31, 2014 the shareholder of the Company advanced the Company $274 to cover the Company’s operating expenses. During the year ended December 31, 2015 the shareholder of the Company further advanced the Company $10,800 to cover the Company’s operating expenses. The balance at December 31, 2015 is $11,074 and is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2015, we incurred approximately $7,850 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended December 31, 2014 and for the reviews of our financial statements for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

JAREX SOLUTIONS CORP.
Dated: February 11, 2016	By: /s/ Jaroslavna Tomsa
Jaroslavna Tomsa, President and Chief Executive Officer and Chief Financial Officer