Form 10-Q
period 2016-03-31
JAREX SOLUTIONS CORP.
filed 2016-04-25
CIK 1627452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,375,000 as of April 18, 2016.

JAREX SOLUTIONS CORP. CONDENSED BALANCE SHEETS (UNAUDITED)
	MARCH 31, 2016	DECEMBER 31, 2015
ASSETS
Current Assets
Cash	$ 235	$ 14,535
Prepaid expenses	8,333	-
Total current assets	8,568	14,535

Fixed Assets, net of $484 and $375 accumulated depreciation	823	932

Total assets	$ 9,391	$ 15,467
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Loans from shareholder	$ 11,074	$ 11,074
Total current liabilities	11,074	11,074

Total liabilities	11,074	11,074

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,375,000 shares issued and outstanding	7,375	7,375
Additional paid-in-capital	26,125	26,125
Accumulated deficit	(35,183)	(29,107)
Total stockholders’ equity (deficit)	(1,683)	4,393

Total liabilities and stockholders’ equity (deficit)	$ 9,391	$ 15,467

The accompanying notes are an integral part of these condensed unaudited financial statements.

JAREX SOLUTIONS CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED MARCH 31, 2016	THREE MONTHS ENDED MARCH 31, 2015

Revenues	$ -	$ -

Operating Expenses
General and administrative expenses	6,076	6,918
Total operating expenses	6,076	6,918

Loss before income taxes	(6,076)	(6,918)

Provision for income taxes	-	-

Net loss	$ (6,076)	$ (6,918)

Loss per common share – Basic & Diluted	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	7,375,000	6,000,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

JAREX SOLUTIONS CORP. CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
	THREE MONTHS ENDED MARCH 31, 2016	THREE MONTHS ENDED MARCH 31, 2015
Cash flows from Operating Activities
Net loss	$ (6,076)	$ (6,918)
Adjustments to reconcile net loss to net cash generated (used in) operating activities:
Depreciation	109	48
Prepaid expenses	(8,333)	-
Unearned revenue	-	2,000
Net cash provided by (used in) operating activities	(14,300)	(4,870)

Cash flows from Investing Activities
Purchase of fixed assets	-	(1,307)
Net cash provided by (used in)investing activities	-	(1,307)

Cash flows from Financing Activities
Loans from shareholder	-	3,000
Net cash provided by financing activities	-	3,000

Net increase (decrease) in cash and equivalents	(14,300)	(3,177)

Cash and equivalents at beginning of the period	14,535	6,030

Cash and equivalents at end of the period	$ 235	$ 2,853
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	$ -	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

JAREX SOLUTIONS CORP.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2016 and 2015

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $35,183 as of March 31, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

For the three month period ended to March 31, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

NOTE 4 – RELATED PARTY TRANSACTIONS

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

As of March 31, 2016 the shareholder of the Company advanced the Company $11,074 to cover the Company’s operating expenses. The balance at December 31, 2015 was $11,074 and the advances are non-interest bearing, due upon demand and unsecured.

NOTE 5 - INCOME TAXES

As of March 31, 2016, the Company had net operating loss carry forwards of approximately $35,183 that may be available to reduce future years' taxable income in varying amounts through 2036.  Future tax  benefits  which arise as a result of these losses have not been recognized in these  financial  statements, as their  realization  is determined  not likely to occur and  accordingly, the Company has recorded a valuation  allowance for the deferred tax asset  relating to these tax loss carry-forwards.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2016 to the date the financial statements were issued and has determined that there are no items to disclose.

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

THREE MONTH PERIOD ENDED MARCH 31, 2016 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2015

REVENUE

During the three month periods ended March 31, 2016 and 2015 we have not generated any revenue.

OPERATING EXPENSES

During the three month period ended March 31, 2016, we incurred general and administrative expenses of $6,076 compared to $6,918 during the three month period ended March 31, 2015. General and administrative expenses incurred during the three month periods ended March 31, 2016 and 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the three month period ended March 31, 2016 was $6,076 compared to $6,918 during the three month period ended March 31, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED MARCH 31, 2016

As of March 31, 2016, our total assets were $9,391 compared to $15,467 in total assets at December 31, 2015. Total assets as of March 31, 2016 comprised cash of $235, prepaid expenses of $8,333 and $823 in fixed assets, less depreciation while as at December 31, 2015 total assets comprised cash of $14,535 and fixed assets of $932. As of March 31, 2016 and December 31, 2015, our current liabilities were $11,074 comprising of $11,074 a loan form shareholder.

Stockholders’ equity was $4,393 as of December 31, 2015 compared to Stockholders’ deficit of $1,683 as of March 31, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2016, net cash flows used in operating activities were $14,300 compared to $4,870 during  the three month period ended March 31, 2015. For the three month period ended March 31, 2016, cash flow from operating activities consisted of a net loss of $6,076, reduced for cash flow purposes by non-cash depreciation expense of $109 and increase in prepaid expenses of $8,333. For the three month period ended March 31, 2015, cash flows from operating activities consisted of a net loss of $6,918, reduced for cash flow purposes by non-cash depreciation expense of $48 and unearned revenue of $2,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three month periods ended March 31, 2016, we have not used any cash flows in investing activities compared to $1,307 used in investing activities for the purchase of a fixed asset during three month period ended March 31, 2015.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three month period ended March 31, 2016, we have not provided any cash flow by financing activities, compared to $3,000 provided by financing activities during three month period ended March 31, 2015.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of March 31, 2016, we had no material commitments.

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

GOING CONCERN

The independent auditors' audit report accompanying our December 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered equity securities was completed during the three and three months ended March 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued of outstanding during the three and three months ended March 31, 2016.

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

JAREX SOLUTIONS CORP.
Dated: April 18, 2016	By: /s/ Jaroslavna Tomsa
Jaroslavna Tomsa President and Chief Executive Officer and Chief Financial Officer