Form 10-Q
period 2016-06-30
ME Renewable Power Corp
filed 2016-08-15
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-202234

ME RENEWABLE POWER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	30-0845224
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Puces iela 47 dz. 40, Riga Latvia	LV-1082
(Address of principal executive offices)	(Zip Code)

371-2810-2618

(Registrant's telephone number, including area code)

JAREX SOLUTIONS CORP.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

7,375,000 common shares issued and outstanding as of August 11, 2016.

ME RENEWABLE POWER CORPORATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars.

ME Renewable Power Corporation (formerly Jarex Solutions Corp.)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30	December 31
	2016	2015
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$23,689	$14,535
Prepaid expense	5,833	-
TOTAL CURRENT ASSETS	29,522	14,535

Fixed Assets, net of $1,307 and $375 accumulated depreciation	-	932

TOTAL ASSETS	$29,522	$15,467

LIABILITIES AND STOCK HOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,472	$-
Loans from shareholder	29,865	11,074
TOTAL CURRENT LIABILITIES	31,337	11,074

TOTAL LIABILITIES	31,337	11,074

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,375,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	7,375	7,375
Additional paid in capital	37,199	26,125
Accumulated deficit	(46,389)	(29,107)
TOTAL STOCK HOLDERS' EQUITY (DEFICIT)	(1,815)	4,393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$29,522	$15,467

The accompanying notes are an integral part of these condensed unaudited financial statements.

ME Renewable Power Corporation (formerly Jarex Solutions Corp.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		SixMonthsEnded
	June 30		June30
	2016	2015	2016	2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Office and general	4,578	176	6,354	594
Professional fees	6,628	1,500	10,928	8,000
Total Operating Expenses	11,206	1,676	17,282	8,594

LOSS BEFORE TAXES	(11,206)	(1,676)	(17,282)	(8,594)
Provision for taxes	-	-	-	-

NET LOSS	$(11,206)	$(1,676)	$(17,282)	$(8,594)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,375,000	6,124,121	7,375,000	6,062,403

__________

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

ME Renewable Power Corporation (formerly Jarex Solutions Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30
	2016	2015
OPERATING ACTIVITIES
Net loss	$(17,282)	$(8,594)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expense	(5,833)	-
Depreciation	932	157
Unearned revenue	-	2,000
Accounts payable and accrued liabilities	1,472	-
NET CASH USED IN OPERATING ACTIVITIES	(20,711)	(6,437)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,307)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(1,307)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	11,300
Loans from related party	29,865	3,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,865	14,300

NET DECREASE IN CASH AND CASH EQUIVALENTS	9,154	6,556

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,535	6,030

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,689	$12,586

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Loan forgiven by previous shareholder	$11,074	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

ME Renewable Power Corporation (formerly Jarex Solutions Corp.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

ME Renwable Power Corporation (the "Company") was incorporated in the State of Nevada under the name Jarex Solutions Corp. on October 28, 2014 ("Inception") and originally intended to commence operations in the business of Automatic Number Plate Recognition ("ANPR') software development for businesses which have parking zones or access control on their sites. Jarex Solutions Corp. intended to develop software based on the ANPR technologies in Latvia.

On June 14, 2016, the Company merged with its wholly-owned subsidiary ME Renewable Power Corporation, a Nevada corporation, and changed its name from Jarex Solutions Corp. to ME Renewable Power Corporation. The Company now intends to distribute green energy-saving and reusable equipment and materials.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a December 31 fiscal year end.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

While management of the Company believes that the disclosures presented herein are adequate and not misleading, these condensed interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2015.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the six month period ended to June 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $46,389 as of June 30, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the six months ended June 30, 2016 a previous shareholder forgave loans to the Company in the amount of $11,074. The transaction was recorded to additional paid in capital.

During the six months ended June 30, 2016, the Company was provided loans of $29,865 by a new shareholder.

Loans to shareholders at June 30, 2016 and December 31, 2015 were $29,865 and $11,074, respectively. The advances are non-interest bearing, due upon demand and unsecured.

NOTE 5 - INCOME TAXES

As of June 30, 2016, the Company had net operating loss carry forwards of approximately $46,389 that may be available to reduce future years' taxable income in varying amounts through 2036. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2016 to the date the financial statements were issued and has determined that there are no items to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to shares of our common stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean ME Renewable Power Corporation., unless otherwise indicated.

Corporate History

We were incorporated in the state of Nevada on October 28, 2014 under the name Jarex Solutions Corp. We develop ANPR software for companies that have parking zones or access control on their sites. We develop a software based on the ANPR technologies in Latvia. Our software is intended to provide easy-to-use, high quality and cost-effective automation and management solutions based on ANPR technology. We intend to design and operate our systems as either a stand-alone solution or to be integrated with existing access control equipment. We plan to develop a wide range of ANPR access control applications including car parking, gated communities, factories, corporate facilities, warehouses, restricted areas, private areas, airports and schools. We plan to sell software and hardware and we intend to develop software which is easily integrated into existing security and video surveillance systems as well as to develop custom solutions in addition to existing surveillance systems. The software is designed and created by our former director and officer Jaroslavna Tomsa.

On May 31, 2016, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary ME Renewable Power Corporation, a Nevada corporation, to effect a name change from Jarex Solutions Corp. to ME Renewable Power Corporation. Our company will remain the surviving company. ME Renewable Power Corporation was formed solely for the change of name.

Articles of Merger to effect the merger and change of name were filed with the Nevada Secretary of State on June 7, 2016, with an effective date of June 14, 2016.

The name change will become effective with the Over-the-Counter Bulletin Board at the opening of trading on June 21, 2016. In addition to the change of name, our trading symbol will change to MEPW. Our CUSIP number is 552745 101.

Our principal office address is located at Puces iela 47 dz.40, Riga, Latvia, LV-1082.

Current Business

Since the change of control, the Company now intends to develop and manage clean energy solutions and reductions in emissions as well as municipal solid waste through business in China.

Results of Operations

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.

Our operating expenses for the three and six month periods ended June 30, 2016 and June 30, 2015 are outlined in the table below:

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Office and general	$4,578	$176	$6,354	$594
Professional fees	$6,628	$1,500	$10,928	$8,000
Net Loss	$(11,206)	$(1,676)	$(17,282)	$(8,594)

Operating Revenues

From October 28, 2004 (date of inception) to June 30, 2016, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2016 were $11,206 compared with $1,676 for the three months ended June 30, 2015. The increase in operating expenses was attributed to an increase in professional fees of $5,128 and an increase of office and general expenses of $4,202.

Net loss for the three months ended June 30, 2016 was $11,206 compared with $1,676 for the three months ended June 30, 2015.

Operating expenses for the six months ended June 30, 2016 were $17,282 compared with $8,594 for the six months ended June 30, 2015. The increase in operating expenses was attributed to an increase in professional fees of $2,928 and an increase of office and general expenses of $5,760.

Net loss for the six months ended June 30, 2016 was $17,282 compared with $8,594 for the six months ended June 30, 2015.

Liquidity and Capital Resources

Working Capital

	As at	As at
	June 30,	December 31,
	2016	2015
Current Assets	$29,522	$14,535
Current Liabilities	$31,337	$11,074
Working Capital (deficiency)	$(1,815)	$3,461

Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
Net cash used in operating activities	$20,711	$6,437
Net cash used in investing activities	$ Nil	$1,307
Net cash provided by financing activities	$29,865	$14,300
Net decrease in cash	$9,154	$6,556

As at June 30, 2016, our cash balance was $23,689 and total assets were $29,522 compared to cash balance of $14,535 and total assets of $15,467 as at December 31, 2015. The increase in cash and total assets was due primarily to loans from related parties which provided $29,865 of cash.

As at June 30, 2016, we had total liabilities of $31,337 compared with total liabilities of $11,074 as at December 31, 2015. The increase in total liabilities was due to loans received from related parties.

As at June 30, 2016, we had a working capital deficit of $1,815 compared with a working capital of $3,461 as at December 31, 2015. The decrease in working capital deficit is due to an increase in loans from shareholder of $18,791, and an increase of accounts payable of $1,472, offset by an increase in cash of $9,154, and an increase of prepaid expenses of $5,833.

Cash flow from Operating Activities

During the six months ended June 30, 2016, we used $20,711 of cash for operating activities compared to the use of $6,437 of cash for operating activities during the six months ended June 30, 2015. The increase was due to increased professional fees, increased office and general expenses, as well as an increase in prepaid expenses of $5,833.

Cash flow from Investing Activities

During the six months ended June 30, 2016, we did not have any investing activities compared to net cash used in investing activities of $1,307 during the six months ended June 30, 2015.

Cash flow from Financing Activities

During the six months ended June 30, 2016, we received proceeds of $29,865 as a loan from a shareholder of our company. During the six months ended June 30, 2015, we received proceeds of $14,300 from the proceeds of sales of stock of our company and by way of a loan from a related party.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. Our fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period

Basic Income (Loss) Per Share

Our company computes loss per share in accordance with "ASC-260", "Earnings Per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share give effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the six month period ended to June 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as our company incurred losses in this period.

Recently Issued Accounting Pronouncements

Our company has reviewed all the recently issued, but not yet effective accounting pronouncements and we do not believe any of these pronouncements will have a material impact on our company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our president and chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our president and chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On April 18, 2016, Jaroslavna Tomas entered into a stock purchase agreement with Microenergy Asia Pacific Limited wherein Jaroslavna Tomas agreed to sell all of the 6,000,000 shares of common stock of our company held by her in consideration for the aggregate purchase price of US$50,000. The sale of the shares represents a change of control of our company.

On April 18, 2016, our board of directors received and accepted the resignation of Jaroslavna Tomsa as our president, secretary, chief executive officer, chief financial officer, treasurer and director.

The resignation did not result from any disagreements with our company regarding our operations, policies, practices or otherwise.

On April 18, 2016, we appointed Ka Sing Edmund Yeung as our president, secretary, chief financial officer, treasurer and director. In addition, we appointed Anthony Williams as our chief executive officer.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on February 23, 2015)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on February 23, 2015)
3.4	Articles of Merger filed with the Nevada Secretary of State on June 7, 2016 with an effective date of June 14, 2016 (incorporated by reference to our Current Report on Form 8-K filed on June 22, 2016)
(10)	Material Contracts
10.1	Software Development Agreement dated February 26, 2015 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 25, 2015)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*        Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ME RENEWABLE POWER CORPORATION
(Registrant)

Dated: August 15, 2016	By:	/s/ Anthony Williams
Anthony Williams
Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: August 15, 2016	By:	/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

