Form 10-Q
period 2016-09-30
ME Renewable Power Corp
filed 2016-11-08
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-202234

ME RENEWABLE POWER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	30-0845224
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Puces iela 47 dz. 40, Riga Latvia	LV-1082
(Address of principal executive offices)	(Zip Code)

371-2810-2618

(Registrant’s telephone number, including area code)

JAREX SOLUTIONS CORP.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,375,000 common shares issued and outstanding as of November 7, 2016.

ME RENEWABLE POWER CORPORATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

ME Renewable Power Corporation (formerly Jarex Solutions Corp.)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$19,535	$14,535
Prepaid expense	3,333	-
TOTAL CURRENT ASSETS	22,868	14,535

Fixed Assets, net of $1,307 and $375 accumulated depreciation	-	932

TOTAL ASSETS	$22,868	$15,467

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$430	$-
Loans from shareholder	37,747	11,074
TOTAL CURRENT LIABILITIES	38,177	11,074

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,375,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	7,375	7,375
Additional paid in capital	37,199	26,125
Accumulated deficit	(59,883)	(29,107)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(15,309)	4,393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,868	$15,467

The accompanying notes are an integral part of these condensed unaudited financial statements.

ME Renewable Power Corporation (formerly Jarex Solutions Corp.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

REVENUE	$-	$4,000	$-	$4,000

OPERATING EXPENSES
Office and general	2,500	17,165	7,584	17,749
Professional fees	10,994	1,500	23,192	9,500
Total Operating Expenses	13,494	18,665	30,776	27,249

LOSS BEFORE TAXES	(13,494)	(14,665)	(30,776)	(23,249)
Provision for taxes	-	-	-	-

NET LOSS	$(13,494)	$(14,665)	$(30,776)	$(23,249)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,375,000	7,486,250	7,375,000	6,500,861

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

ME Renewable Power Corporation (formerly Jarex Solutions Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30
	2016	2015

OPERATING ACTIVITIES
Net loss	$(30,776)	$(23,249)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expense	(3,333)	-
Depreciation	932	266
Accounts payable and accrued liabilities	430	-
NET CASH USED IN OPERATING ACTIVITIES	(32,747)	(22,983)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,307)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(1,307)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	27,500
Loans from related party	37,747	3,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,747	30,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	5,000	6,210

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,535	6,030

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,535	$12,240

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental cash flow information and noncash financing activities:
Loan forgiven by previous shareholder	$11,074	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

ME Renewable Power Corporation (formerly Jarex Solutions Corp.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

ME Renewable Power Corporation (the "Company") was incorporated in the State of Nevada under the name Jarex Solutions Corp. on October 28, 2014 ("Inception") and originally intended to commence operations in the business of Automatic Number Plate Recognition (“ANPR’) software development for businesses which have parking zones or access control on their sites. Jarex Solutions Corp. intended to develop software based on the ANPR technologies in Latvia.

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

Prepaid Expenses

Prepaid expenses consist of prepaid filing fees. Prepaid expenses are amortized as the related expense is incurred.

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

For the nine month period ended to September 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $59,883 as of September 30, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended September 30, 2016 a previous shareholder forgave loans to the Company in the amount of $11,074. The transaction was recorded to additional paid in capital.

During the nine months ended September 30, 2016, the Company was provided loans of $37,747 by a new shareholder.

Loans to shareholders at September 30, 2016 and December 31, 2015 were $37,747 and $11,074, respectively. The advances are non-interest bearing, due upon demand and unsecured.

NOTE 5 – INCOME TAXES

As of September 30, 2016, the Company had net operating loss carry forwards of approximately $59,883 that may be available to reduce future years' taxable income in varying amounts through 2036. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2016 to the date the financial statements were issued and has determined that there are no items to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean ME Renewable Power Corporation., unless otherwise indicated.

Corporate History

ME Renewable Power Corporation (the "Company") was incorporated in the State of Nevada under the name Jarex Solutions Corp. on October 28, 2014 ("Inception") and originally intended to commence operations in the business of Automatic Number Plate Recognition (“ANPR’) software development for businesses which have parking zones or access control on their sites. Jarex Solutions Corp. intended to develop software based on the ANPR technologies in Latvia.

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

The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 21, 2016. In addition to the change of name, our trading symbol changed to MEPW. Our CUSIP number is 552745 101.

Current Business

Since the change of control, the Company now intends to develop and manage clean energy solutions and reductions in emissions as well as municipal solid waste through business in China.

Results of Operations

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.

Our operating expenses for the three and nine month periods ended September 30, 2016 and September 30, 2015 are outlined in the table below:

	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenue	$-	$4,000	$-	$4,000
General and Administrative Expenses	$2,500	$17,165	$7,584	$17,749
Professional fees	$10,994	$1,500	$23,192	$9,500
Net Loss	$(13,494)	$(14,665)	$(30,776)	$(23,249)

Operating Revenues

From October 28, 2004 (date of inception) to September 30, 2016, our company recorded revenue of $4,000 for the three and nine months ended September 30, 2015. No revenues were recorded for the three and nine months ended June 30, 2016.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2016 were $13,494 compared with $18,665 for the three months ended September 30, 2015. The decrease in operating expenses were attributed to a decrease in general and administrative expenses and an increase in professional fees due to change in the Company’s business plan and decrease in operating activities.

Net loss for the three months ended September 30, 2016 was $13,494 compared with $14,665 for the three months ended September 30, 2015. The net loss decreased by only $1,171 despite of the large decrease in the operating expenses because the Company did not generate revenues in the current period

Operating expenses for the nine months ended September 30, 2016 were $30,776 compared with $27,249 for the nine months ended September 30, 2015. The increase in operating expenses was attributed to an increase in professional fees related to legal and accounting fees incurred in connection with the transfer of ownership, which was partially offset by a decrease in general and administrative expenses due to decrease in operating activity.

Net loss for the nine months ended September 30, 2016 was $30,776 compared with $23,249 for the nine months ended September 30, 2015. The increase in net loss is because the Company did not generate revenues in the current period.

Liquidity and Capital Resources

Working Capital

	As at	As at
	September 30,	December 31,
	2016	2015
Current Assets	$22,868	$14,535
Current Liabilities	$38,177	$11,074
Working Capital (deficiency)	$(15,309)	$3,461

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
Net cash used in operating activities	$32,747	$22,983
Net cash used in investing activities	$-	$1,307
Net cash provided by financing activities	$37,747	$30,500
Net increase in cash	$5,000	$6,210

As at September 30, 2016, our cash balance was $19,535 and total assets were $22,868 compared to cash balance of $14,535 and total assets of $15,467 as at December 31, 2015. The increase in cash and total assets was due primarily to loans from related parties which provided $37,747 of cash during the nine months ended September 30, 2016.

As at September 30, 2016, we had total liabilities of $38,177 compared with total liabilities of $11,074 as at December 31, 2015. The increase in total liabilities was due to loans received from related parties.

As at September 30, 2016, we had a working capital deficit of $15,309 compared with a working capital of $3,461 as at December 31, 2015. The increase in working capital deficit is due to cash provided by related parties to fund the Company’s operation.

Cashflow from Operating Activities

During the nine months ended September 30, 2016, we used $32,747 of cash for operating activities compared to the use of $22,983 of cash for operating activities during the nine months ended September 30, 2015. The increase was due to increased professional fees, increased office and general expenses, as well as an increase in prepaid expenses of $3,333.

Cashflow from Investing Activities

During the nine months ended September 30, 2016, we did not have any investing activities compared to net cash used in investing activities of $1,307 during the nine months ended September 30, 2015.

Cashflow from Financing Activities

During the nine months ended September 30, 2016, we received proceeds of $37,747 as a loan from a shareholder of our company. During the nine months ended September 30, 2015, we received proceeds of $30,500 from the proceeds of sales of stock of our company and by way of a loan from a related party.

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

For the nine month period ended to September 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as our company incurred losses in this period.

Recently Issued Accounting Pronouncements

Our company has reviewed all the recently issued, but not yet effective accounting pronouncements and we do not believe any of these pronouncements will have a material impact on our company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our president and chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

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

__________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ME RENEWABLE POWER CORPORATION
(Registrant)

Dated: November 8, 2016	By:	/s/ Anthony Williams
Anthony Williams
Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: November 8, 2016	By:	/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

