Form 10-K
period 2016-12-31
ME Renewable Power Corp
filed 2017-03-30
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 333-202234

ME RENEWABLE POWER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 803, 8th Floor, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui, Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: +852 2871 8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☒

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

Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $206,250. Market value is based on the assumed value of $0.15 per share, being the most recent sale price of the common stock prior to June 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

7,375,000 common shares as of March 21, 2017.

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

As used in this annual report, the terms "we", "us", "our", "the Company", mean ME RENEWABLE POWER CORPORATION, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Corporate History

ME Renewable Power Corporation (the "Company") was incorporated in the State of Nevada under the name Jarex Solutions Corp. on October 28, 2014 ("Inception") and originally intended to commence operations in the business Automatic Number Plate Recognition (“ANPR’) software development for businesses which have parking zones or access control on their sites. Jarex Solutions Corp. intended to develop software and hardware based on the ANPR technologies in Latvia. However, this business plan was never executed due to insufficient financing, among other factors.

Our principal office address is located at Room 803, 8th Floor, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui, Hong Kong.

On April 18, 2016, Jaroslavna Tomas entered into a stock purchase agreement with Microenergy Asia Pacific Limited wherein Jaroslavna Tomas agreed to sell all of the 6,000,000 shares of common stock of our company held by her in consideration for the aggregate purchase price of US$50,000. The sale of the shares represents a change of control of our company. On April 18, 2016, we appointed Ka Sing Edmund Yeung as our president, secretary, chief financial officer, treasurer and director. In addition, we appointed Anthony Williams as our chief executive officer.Concurrently, our board of directors received and accepted the resignation of Jaroslavna Tomsa as our president, secretary, chief executive officer, chief financial officer, treasurer and director.

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

Effective December 1, 2016, Mr. Anthony Williams resigned as our Chief Executive Officer and, if any, from all other offices of our company. Mr. Williams’ resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently, our company appointed Ka Sing Edmund Yeung as our Chief Executive Officer. Mr. Yeung also continues to serve as our President, CFO, Secretary, Treasurer and as a Director. Our officers and board of directors now solely consists of Mr. Yeung.

Current Business

Our current plan of operation is to acquire, develop, and distribution clean energy and environmental sustainability products and solutions in China, including emissions reduction, and municipal solid waste reduction equipment and solutions. As at the date of this report our assets consist entirely of cash and cash equivalents, and we maintain nominal operations. Our management is currently seeking to identify and evaluate opportunities to create shareholder value through the development or acquisition of products or services.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2016 we have incurred net losses of $39,253 and an accumulated deficit of $68,360. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully develop, acquire, or commercialize any products or services, and competitive and general economic conditions.

Our company’s future operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to establish or sustain significant operations, or operate on a profitable basis. We expect to continue to incur development costs and accrue losses for the foreseeable future. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $45,000 to maintain nominal operations and fulfill our public reporting obligations for the next twelve months. We will require significantly more capital to establish develop our business and establish significant operations. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues, no significant operations, and no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our success is significantly dependent on our abilities to develop or acquire and commercialize products or services. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop or acquire any assets, or to establish significant operations. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If we are not able to establish operations or operate profitably, investors may lose some or all of their investment in our company.

Our by-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection with any action, suit or proceeding to which they were made parties by reason of his or her being or having been one of our directors or officers. In the event that any of our officers or directors incurs any expenses, liability or loss resulting from any such action, suit or proceeding, we will be responsible for such expenses, liabilities, or losses, which could have a material adverse effect on our business and financial condition.

Our officers and director may be subject to conflicts of interest

Our officers and directors provide their services on a non-exclusive, part-time basis, and may therefore become subject to conflicts of interest resulting from their other activities. Mr. Yeung, for example, devotes part of his working time to other business endeavors. Potential conflicts which may arise from these relationships include conflicts in deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Currently, we have no policy in place to address such conflicts of interest. As a result, our business and results of operations could be materially adversely affected.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us.

We conduct our operations in China and some of our assets are located in China. In addition, our sole director and officer within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon such directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our future operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

We are authorized to issue up to 75,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Our common stock is quoted on the OTC Markets quotation system which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Markets electronic quotation system, which is a significantly more limited trading market than the NYSE MKT or The NASDAQ Stock Market. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTC Markets quotation system which may result in stock price volatility and inaccurate quote information.

When fewer shares of a security are being traded on the OTC Markets, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

Our common stock is extremely thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, our common stock is quoted in the OTC Markets electronic quotation system and future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Markets stocks and certain major brokerage firms restrict their brokers from recommending OTC Markets stocks because they are considered speculative, volatile and thinly traded. The OTC market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

Our common stock is subject to price volatility unrelated to our operations.

The trading volume of our common stock has been and may continue to be extremely limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTC Markets may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

We expect the market price of our common stock to fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or ourselves. In addition, the OTC Markets is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

We are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We will be subject to the SEC’s penny stock rules.

Since our common stock may be deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the Company’s stockholders to sell their shares of common stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our common stock. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value.

Certain provisions of our Certificate of Incorporation and Bylaws and Nevada law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

Our Certificate of Incorporation and Bylaws and certain provisions of Nevada State law could have the effect of making it more difficult or more expensive for a third party to acquire, or from discouraging a third party from attempting to acquire, control of the Company, even when these attempts may be in the best interests of our stockholders. These provisions may have the effect of delaying, deferring or preventing a change in our control.

Our principal shareholder owns approximately 81% Of Our Outstanding Common Stock And May Be Able To Control Our Management And Affairs.

As of March 22, 2016, our principal shareholder beneficially owned an aggregate of approximately 81.36% of our outstanding common stock. As a result, our principal shareholder, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours. Compliance with the reporting requirements of federal securities laws can be expensive.

We are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. In addition, we will incur substantial expenses in connection with the preparation of registration statements and related documents with respect to the registration of resale of the Common Stock.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of our Common Stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications required by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Investors could lose confidence in our financial reporting and this may decrease the trading price of our Common Stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. Failure to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our Common Stock.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock may be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;
●	announcements of developments by us or our competitors;
●	changes in the industries in which we operate;
●	regulatory actions regarding our products;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	adoption of new accounting standards affecting the industries in which we operate;
●	additions or departures of key personnel;
●	introduction of new products by us or our competitors;
●	sales of the our Common Stock or other securities in the open market; and
●	other events or factors, many of which are beyond our control.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our common shares are quoted on the OTC Markets under the symbol “MEPW” The following quotations, obtained from Nasdaq.com, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table reflects the high and low bid information for our common stock obtained from Nasdaq.com and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High		Low
January 1, 2017 through March 20, 2017	$0.535		$0.535
December 31, 2016	$0.3		$1.01
September 30, 2016	$0.18		$500.5
June 30, 2016	$0.15		$1,000
March 31, 2016	$0.02		$0.15
December 31, 2015	$0.02	*	$0.02	*
September 30, 2015	*		*
June 30, 2015	*		*
March 31, 2015	*		*
December 31, 2014	*		*

___________

* Our common stock was first quoted on the OTC Bullettin Board (now OTC Markets) on October 5, 2015

Our shares are issued in registered form. Globex Transfer LLC, of 780 Deltona Blvd., Suite 202, Deltona, FL 32725, Telephone: (813) 344-4490, Facsimile: (386) 267-3124 is the registrar and transfer agent for our common shares.

On March 21, 2017, the shareholders’ list showed 30 registered shareholders with 7,375,000 common shares outstanding.

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

Our net loss for the fiscal year ended December 31, 2016 was $39,253 compared to a net loss of $28,863 during the period from Inception January 1, 2015 to December 31, 2015. For the period from January 1, 2016 to December 31, 2016, we have not generated any revenues.

During the fiscal year ended December 31, 2016, we incurred expenses of $39,253 compared to 32,863 incurred during the period from January 1, 2015 to December 31, 2015. The increase in expenses was due to an increase in professional fees during the most recent period, offset by a decrease in office and general expenses

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016 our current assets were $19,479 compared to $14,535 in current assets at December 31, 2015. As of December 31, 2016, our current liabilities were $43,265 compared to $11,074 in current liabilities at December 31, 2015.

Stockholders’ equity decreased from $4,393 as of December 31, 2015 to a deficit of $23,786 as of December 31, 2016.

The weighted average number of shares outstanding was 7,375,000 for the year ended December 31, 2016 compared to 6,669,849 for the year ended December 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2016, net cash flows used in operating activities was $38,666. Net cash flows used in operating activities was $28,488 for the year ended December 31, 2015.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities for the period during the year ended December 31, 2016. We used $1,307 funds in investing activities for the year ended December 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended December 31, 2016, net cash flows from financing activities was $42,777 received from proceeds of loans from a director. For the period December 31, 2015, net cash flows from financing activities was $38,300 received from proceeds from issuance of common stock and loans from a director.

PLAN OF OPERATION AND FUNDING

We estimate that our expenses over the next 12 months will be approximately $45,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources. Our working capital requirements are expected to increase in line with the growth of our business.

	Estimated	Estimated
	Completion	Expenses
Description	Date	($)

General and administrative	12 months	$15,000
Legal and accounting	12 months	$30,000

Total		$45,000

In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses.

We intend to meet our cash requirements for the next 12 months through the use of the cash we have on hand and through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. Further, such securities might have rights, preferences or privileges senior to our common stock.We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $68,360 as of December 31, 2016 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2016. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ME Renewable Power Corporation

Puces jela 47 dz. 40, Riga, Latvia LV-1082

We have audited the accompanying balance sheets of ME Renewable Power Corporation as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ME Renewable Power Corporation as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses and has not yet established a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington Utah

March 27, 2017

ME Renewable Power Corporation (formerly Jarex Solutions Corp.)

BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,646	$14,535
Prepaid expense	833	-
TOTAL CURRENT ASSETS	19,479	14,535

Fixed Assets, net of $1,307 and $375 accumulated depreciation	-	932

TOTAL ASSETS	$19,479	$15,467

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$488	$-
Loans from shareholder	42,777	11,074
TOTAL CURRENT LIABILITIES	43,265	11,074

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,375,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	7,375	7,375
Additional paid in capital	37,199	26,125
Accumulated deficit	(68,360)	(29,107)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(23,786)	4,393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,479	$15,467

The accompanying notes are an integral part of these financial statements.

ME Renewable Power Corporation (formerly Jarex Solutions Corp.)

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015

REVENUE	$-	$4,000

OPERATING EXPENSES
Office and general	10,734	21,863
Professional fees	28,519	11,000
Total Operating Expenses	39,253	32,863

LOSS BEFORE TAXES	(39,253)	(28,863)
Provision for taxes	-	-

NET LOSS	$(39,253)	$(28,863)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,375,000	6,669,849

_________

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements.

ME Renewable Power Corporation (formerly Jarex Solutions Corp.)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	6,000,000	$6,000	$-	$(244)	$5,756
Common shares issued for cash, at $0.02	1,375,000	1,375	26,125	-	27,500
Net loss for the year	-	-	-	(28,863)	(28,863)
Balance, December 31, 2015	7,375,000	$7,375	$26,125	$(29,107)	$4,393
Loan forgiven by previous shareholder			11,074
Net loss for the year	-	-	-	(39,253)	(39,253)
Balance, December 31, 2016	7,375,000	$7,375	$37,199	$(68,360)	$(23,786)

The accompanying notes are an integral part of these financial statements.

ME Renewable Power Corporation (formerly Jarex Solutions Corp.)

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(39,253)	$(28,863)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expense	(833)	-
Depreciation	932	375
Accounts payable and accrued liabilities	488	-
NET CASH USED IN OPERATING ACTIVITIES	(38,666)	(28,488)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,307)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(1,307)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	27,500
Loans from related party	42,777	10,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,777	38,300

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,111	8,505

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,535	6,030

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,646	$14,535

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental cash flow information and noncash financing activities:
Loan forgiven by previous shareholder, charged to Shareholders' equity	$11,074	$-

The accompanying notes are an integral part of these financial statements.

ME Renewable Power Corporation (formerly Jarex Solutions Corp.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 – NATURE OF OPERATIONS

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

For the year ended December 31, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $68,360 as of December 31, 2016 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2016. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2016, a previous shareholder forgave loans to the Company in the amount of $11,074. The transaction was recorded to additional paid in capital.

During the year ended December 31, 2016, the Company was provided loans of $42,777 by a new shareholder.

Loans to shareholders at December 31, 2016 and December 31, 2015 were $42,777 and $11,074, respectively. The advances are non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAXES

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $68,360 that may be available to reduce future years' taxable income in varying amounts through 2036. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2016	December 31, 2015
Federal income tax benefit attributable to:
Current operations	$13,739	$10,102
Less: change in valuation allowance	(13,739)	(10,102)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carry over	$23,926	$10,187
Less: valuation allowance	(23,926)	(10,187)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $68,360 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2016 to the date the financial statements were issued and has determined that there are no items to disclose.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position

Ka Sing Edmund Yeung Room 803, 8th Floor, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui, Hong Kong	41	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Ka Sing Edmund Yeung– President, CFO, Secretary, Treasurer and Director, age 46

Mr. Ka Sing Edmund Yeung, the President, Chief Financial Officer and Director of the Company, is currently the project fund manager in the Hong Kong division of Agriculture Fund of China, a private equity fund specializing in Chinese agricultural industry. Mr. Yeung also acts as the executive general partner of Wisdom Strategies Private Equity which he founded in 2012. From from January of 2015 to the present Mr. Yeung has also been the Chief Financial Officer, Treasurer, Secretary and Director of Magicstem Group Corp., a Nevada company quoted on OTCQB. Furthermore Mr. Yeung has been the chief executive officer of JE Bullion Investment Limited since 2009; and a business consultant for Sky Legend Consulting Limited since 2010. In the period from 2012 to 2013, he was the project director of Royal Partners International Group, a Hong Kong private equity fund.

Our company believes that Mr. Yeung's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended December 31, 2015 and December 31, 2016.

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ka Sing Edmund Yeung(1)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Financial Officer, Secretary,Treasurer, and Director	2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Anthony Williams(2)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former, Chief Executive Officer.	2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Jaroslavna Tomsa(3)	2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Former President, Secretary, Chief Executive Officer, Chief Financial Officer, Treasurer and Director.	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

_____________

(1)	Ka Sing Edmund Yeung was appointed as our President, Chief Financial Officer, Secretary, Treasurer and sole Director on April 18, 2016. On December 1, 2016 he assumed the additional title of Chief Executive Officer.

(2)	Anthony Williams served as our Chief Executive Officer from April 18, 2016 until his resignation on December 1, 2016.

(3)	Jaroslavna Tomsa was appointed President, Secretary and Treasurer on October 28, 2014

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director during the last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors during our last fiscal year.

Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director during our last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors since during our last fiscal year.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2016.

Compensation of Directors

The members of our board of directors are not compensated by our company for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 22, 2017 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ka Sing Edmund Yeung President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, and Director(2)	●Nil	(3)

Directors and Executive Officers as a Group	Nil	(3)

Microenergy Asia Pacific Limited(3) Unit 803 Lippo Sun Plaza, 28 Canton Road, Hong Kong,	6,000,000 Common Shares	81.36%

Shareholders Holding Over 5%	6,000,000 Common Shares	(3)

________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 22, 2017. As of March 22, 2017 there were 7,375,000 shares of our company’s common stock issued and outstanding.

(2)	Less than one percent.

(3)	Ka Sing Edmund Yeung was appointed as our President, Chief Financial Officer, Secretary, Treasurer and sole Director on December 1, 2016. On December 1, 2016 he assumed the additional title of Chief Executive Officer.

(4)	Mak Dick Wai David holds voting and dispositive control over securities held by Microenergy Asia Pacific Limited

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2016, a previous shareholder forgave loans to the Company in the amount of $11,074. The transaction was recorded to additional paid in capital.

During the year ended December 31, 2016 a shareholder of the Company, Mak DickWai David, further advanced the Company $42,777 to cover the Company’s operating expenses. The loan is non-interest bearing, due upon demand and unsecured.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Ka Sing Edmund Yeung, who also serves as our sole officer. Mr. Yeung is not an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	December 31, 2016	December 31, 2015
Audit Fees	$7,850	$7,850
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on February 23, 2015)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on February 23, 2015)
3.4	Articles of Merger filed with the Nevada Secretary of State on June 7, 2016 with an effective date of June 14, 2016 (incorporated by reference to our Current Report on Form 8-K filed on June 22, 2016)
(10)	Material Contracts
10.1	Software Development Agreement dated February 26, 2015 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 25, 2015)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ME RENEWABLE POWER CORPORATION.

Dated: March 30, 2017	By:	/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2017	By:	/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

