Form 10-Q
period 2017-03-31
ME Renewable Power Corp
filed 2020-09-23
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2017

or

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-202234

ME RENEWABLE POWER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	30-0845224
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Vista del vaque #13 la charcas Santiago, Dominican Republic

(Address of principal executive offices)

(315) 701- 1031
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒       NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☒      NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES    NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES  ☒       NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,375,000 common shares issued and outstanding as of date of this report, March 31, 2017.

227,375,000 common shares issued and outstanding as of the date of this fling, September 23, 2020.

ME RENEWABLE POWER CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ME Renewable Power Corporation

BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2017	December 31, 2016
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$988	$488
Accounts Payable - Related Party	500	—
Shareholder Loan	42,777	42,777

Total Current Liabilities	44,265	43,265

Total Liabilities	44,265	43,265

Stockholder's Deficit
Common Stock, par value $0.001,
75,000,000 shares Authorized, 7,375,000 shares Issued
and Outstanding at March 31, 2017 and December 31, 2016	7,375	7,375
Additional Paid-In Capital	37,199	37,199
Accumulated Deficit	(88,839)	(87,839)

Total Stockholder's Deficit	(44,265)	(43,265)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2017	2016

Revenues:	$—	$—

Expenses:

General and administrative expense	—	6,076
Professional fees	1,000	—
Total Operating Expenses	1,000	6,076

Operating Loss	(1,000)	(6,076)

Net Loss	$(1,000)	$(6,076)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,375,000	7,375,000

The accompanying notes are an integral part of these unaudited financial statements

4

ME Renewable Power Corporation

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)
	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2016	7,375,000	$7,375	$37,199	$(87,839)	$(43,265)

Net Loss for the Three Months Ended March 31, 2017	—	$—	$—	$(1,000)	$(1,000)

Balance At March 31, 2017	7,375,000	$7,375	$37,199	$(88,839)	$(44,265)

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,000)	$(6,076)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	500	—
Acounts Payable - Related Party	500
Depreciation	—	109
Prepaid Expenses	—	(8,333)
Net Cash Used in Operating Activities	—	(14,300)

CASH FLOWS FROM FINANCING
Net Cash Provided by Financing Activities	—	—

Net (Decrease) Increase in Cash	—	(14,300)
Cash at Beginning of Period	—	14,535

Cash at End of Period	$—	$235

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

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

On June 14, 2016, the Company merged with its wholly-owned subsidiary ME Renewable Power Corporation, a Nevada corporation, and changed its name from Jarex Solutions Corp. to ME Renewable Power Corporation. The Company now intends to distribute green energy-saving and reusable equipment and materials. As of the date of this filing, the Company subsequently ceased these plans and is not currently engaged in any business operations. The Company is seeking to consummate a merger or acquisition.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1 Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a December 31 fiscal year end.

2.2 Use of Estimates and Assumptions

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

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

2.4 Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and loans to shareholders. The carrying amount of financial instruments approximates fair value because of the short-term nature of these items.

2.5 Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years.

2.6 Income Taxes

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.7 Basic Income (Loss) Per Share

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

2.8 Commitments and Contingencies

The Company follows ASC 440 & ASC 450, subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.

The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

2.9 Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $88,839 as of March 31, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

For the period from May through July 2015, the Company issued 1,375,000 shares of its common stock at $0.02 per share to 31 shareholders for total proceeds of $27,500.

There are 7,375,000 shares issued and outstanding at December 31, 2016 and March 31, 2017.

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

In 2015 a shareholder of the Company advanced the Company $11,074 to cover the Company’s operating expenses, the advance was non-interest bearing, due upon demand and unsecured. During the year ended December 31, 2016, the previous shareholder forgave loans to the Company in the amount of $11,074. The transaction was recorded to additional paid in capital.

 During the year ended December 31, 2016, the Company was provided loans of $42,777 by Mak DickWai David, a shareholder. Shareholder loans due by the Company as of March 31, 2017 and December 31, 2016 were $42,777, respectively. The advances are non-interest bearing, due upon demand and unsecured.

In the three months ended March 31, 2017, a Related Party provided the internal accounting for the Company. As of March 31, 2017, $500 is due to a Related Party for these services.

The Company currently operates out of an office of a related party free of rent.

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 6 – INCOME TAXES

As of March 31, 2017, the Company had net operating loss carry forwards of approximately $88,839 that may be available to reduce future years' taxable income in varying amounts through 2037. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - SUBSEQUENT EVENTS

On January 31, 2020, one of the Company’s shareholders made a motion and application to be appointed as custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 4 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the shareholder’s request and the shareholder was appointed as custodian for the Company (“Custodian”). As Custodian of the Company, the shareholder was ordered to file an amendment to the Company’s articles of incorporation which was filed in conformity with N.R.S. 78.347(4) and the shareholder was ordered to have the Company’s charter reinstated in Nevada, to notice and hold a shareholder meeting; to provide a report to the Court of the actions taken at the shareholder meeting; to identify and name a new registered agent in the State of Nevada; to reinstate the Company in the State of Nevada; and the Custodian. In addition to the aforementioned items set forth in the Order Appointing the Custodian, the Custodian was given the power and authority to take any action it deemed reasonable and for the benefit of the Company and its shareholders.  The Custodian is now in the process of meeting all of the requirements set forth in the Court Order and filing a motion to terminate its services.  Upon granting the motion, the Court will issue an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian.

On May 20, 2020, the Custodian as an interim officer acting on behalf of the Company, appointed Karina Garcia Peralta as President, Principal Executive Officer, Principal Financial Officer, Director and Sole officer of the Company.

On May 21, 2020, $2,049 of debt that was paid by a Related Party, was converted in exchange for 60,000,000 shares of common stock to the Related Party.

On July 1, 2020 the Company Amended the Articles of Incorporation to increase the total authorized shares to 400,000,000 and change the par value; 390,000,000 shares of Common Stock with a par value of $0.0001 and 10,000,000 Blank Check Preferred with a par value of $0.0001.

On July 2, 2020, $5,464 of debt that was paid by a Related Party, was converted in exchange for 160,000,000 shares of common stock to the Related Party.

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

Our principal office address is located at:

Vista del vaque #13

la charcas Santiago, Dominican Republic

Current Business

After June 14, 2016, the Company merged with its wholly-owned subsidiary ME Renewable Power Corporation, a Nevada corporation, and changed its name from Jarex Solutions Corp. to ME Renewable Power Corporation. The Company intended to distribute green energy-saving and reusable equipment and materials. The Company subsequently ceased these plans  and is not currently engaged in any business operations. The Company is seeking to consummate a merger or acquisition.

 Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Our operating expenses for the three month period ended March 31, 2017 and March 31, 2016 are outlined in the table below:

	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2017	2016
Revenue	$0	$0
General and Administrative Expenses	$0	$6,076
Professional fees	$1,000	$0
Net Operating Loss	$(1,000)	$(6,076)

Operating Revenues

No revenues were recorded for the three months ended March 31, 2016 and March 31, 2017

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2017 were $1,000 compared with $6,076 for the three months ended March 31, 2016. The decrease in operating expenses was attributed to a decrease in general and administrative expenses and due to change in the Company’s business plan and decrease in operating activities for the three months ended March 31, 2017.

Net loss for the three months ended March 31, 2017 was $1,000 compared with $6,076 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Working Capital

	As at	As at
	March 31,	December 31,
	2017	2016
Current Assets	$0	$0
Current Liabilities	$44,265	$43,265
Working Capital (deficiency)	$(44,265)	$(43,265)

 Cash Flows

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Net cash used in operating activities	$0	$(14,300)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$0	$0
Net decrease in cash	$0	$(14,300)

 As at March 31, 2017, our total assets were $0 and at year ended December 31, 2016, our total assets were $0.

As at March 31, 2017, we had total liabilities of $44,265 compared with total liabilities of $43,265 as at December 31, 2016. The increase in total liabilities was due to a $1,000 increase in professional fees in the three months ended March 31, 2017.

As at March 31, 2017, we had a working capital deficit of $44,265 compared with a working capital of $43,265 as at December 31, 2016. The increase in working capital deficit is due to amount owed to a related party for professional fees in the three months ended March 31, 2017.

Cashflow from Operating Activities

During the three months ended March 31, 2017, $0 in cash was used for operating activities compared to the use of $14,300 in cash for operating activities during the three months ended March 31, 2016. The decrease was due to decreased general and professional expenses,

Cashflow from Investing Activities

During the three months ended March 31, 2017 and March 31, 2016, we did not have any investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2017 and March 31, 2016, we did not have any financing activities.

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

For the three month period ended to March 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as our company incurred losses in this period.

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

As of the end of our quarter covered by this report, March 31, 2017 and as of the date of this filing, September 23, 2020, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Karina Garcia Peralta of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Karina Garcia Peralta concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on February 23, 2015)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on February 23, 2015)
3.4	Articles of Merger filed with the Nevada Secretary of State on June 7, 2016 with an effective date of June 14, 2016 (incorporated by reference to our Current Report on Form 8-K filed on June 22, 2016)
(10)	Material Contracts
10.1	Software Development Agreement dated February 26, 2015 (incorporated by reference to our Registration Statement on Form S-1/A filed on March 25, 2015)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Filed herewith.

Table of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ME RENEWABLE POWER CORPORATION
(Registrant)

Dated: September 23, 2020	By:	/s/ Karina Garcia Peralta
Karina Garcia Peralta
Chief Executive Officer Chief Financial Officer, President
(Principal Executive Officer) (Principal Financial Officer)

