Form 10-Q
period 2017-09-30
ME Renewable Power Corp
filed 2020-09-23
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2017

or

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

7,375,000 common shares issued and outstanding as of date of this report, September 30, 2017.

227,375,000 common shares issued and outstanding as of the date of this fling, September 23, 2020.

ME RENEWABLE POWER CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ME Renewable Power Corporation

BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2017	December 31, 2016
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$2,288	$488
Accounts Payable - Related Party	1,500	—
Shareholder Loan	42,777	42,777

Total Current Liabilities	46,565	43,265

Total Liabilities	46,565	43,265

Stockholder's Deficit
Common Stock, par value $0.001,
75,000,000 shares Authorized, 7,375,000 shares Issued
and Outstanding at September 30, 2017 and December 31, 2016	7,375	7,375
Additional Paid-In Capital	37,199	37,199
Accumulated Deficit	(91,139)	(87,839)

Total Stockholder's Deficit	(46,565)	(43,265)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues:	$—	$—	$—	$—

Expenses:
General and administrative expense	—	2,500	300	7,584
Professional fees	1,000	10,994	3,000	23,192
Total Operating Expenses	1,000	13,494	3,300	30,776

Operating Loss	(1,000)	(13,494)	(3,300)	(30,776)

Net Loss	$(1,000)	$(13,494)	$(3,300)	$(30,776)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	7,375,000	7,375,000	7,375,000	7,375,000

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)
	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2015	7,375,000	$7,375	$26,125	$(29,107)	$4,393

Net Loss for the Three Months Ended March 31, 2016	—	$—	$—	$(6,076)	$(6,076)
Balance at March 31, 2016	7,375,000	$7,375	$26,125	$(35,183)	$(1,683)

Loan forgiven by a previous shareholder	—	$—	$11,074	$—	$11,074
Net Loss for the Three Months Ended June 30, 2016	—	$—		$(11,206)	$(11,206)
Balance at June 30, 2016	7,375,000	$7,375	$37,199	$(46,389)	$(1,815)

Net Loss for the Three Months Ended Setpember 30, 2016	—	$—	$—	$(13,494)	$(13,494)

Balance At September 30, 2016	7,375,000	$7,375	$37,199	$(59,883)	$(15,309)

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2016	7,375,000	$7,375	$37,199	$(87,839)	$(43,265)

Net Loss for the Three Months Ended March 31, 2017	—	$—	$—	$(1,000)	$(1,000)
Balance at March 31, 2017	7,375,000	$7,375	$37,199	$(88,839)	$(44,265)

Net Loss for the Three Months Ended June 30, 2017	—	$—	$—	$(1,300)	$(1,300)
Balance at June 30, 2017	7,375,000	$7,375	$37,199	$(90,139)	$(45,565)

Net Loss for the Three Months Ended September 30, 2017	—	$—	$—	$(1,000)	$(1,000)

Balance At September 30, 2017	7,375,000	$7,375	$37,199	$(91,139)	$(46,565)

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF CASH FLOWS

	(Uanudited)
	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(3,300)	$(30,776)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	1,800	430
Accounts Payable - Related Party	1,500	—
Depreciation	—	932
Prepaid Expenses	—	(3,333)
Net Cash Used in Operating Activities	—	(32,747)

CASH FLOWS FROM FINANCING
Loans from Related Party	—	37,747
Net Cash Provided by Financing Activities	—	37,747

Net (Decrease) Increase in Cash		5,000
Cash at Beginning of Period	—	14,535

Cash at End of Period	$—	$19,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Loan forgiven by previous shareholder, charged to Shareholders' Equity	$—	$11,074

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2017

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

September 30, 2017

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $91,139 as of September 30, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

There are 7,375,000 shares issued and outstanding at December 31, 2016 and September 30, 2017.

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

 During the year ended December 31, 2016, the Company was provided loans of $42,777 by Mak DickWai David, a shareholder. Shareholder loans due by the Company as of September 30, 2017 and December 31, 2016 were $42,777, respectively. The advances are non-interest bearing, due upon demand and unsecured.

In the nine months ended September 30, 2017, a Related Party provided the internal accounting for the Company. As of September 30, 2017, $1,500 is due to a Related Party for these services.

The Company currently operates out of an office of a related party free of rent.

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 6 – INCOME TAXES

As of September 30, 2017, the Company had net operating loss carry forwards of approximately $91,139 that may be available to reduce future years' taxable income in varying amounts through 2037. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

There were no other legal proceedings threatened or otherwise.

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

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Our operating expenses for the three month period ended September 30, 2017 and September 30, 2016 are outlined in the table below:

	Three	Three
	months	months
	ended	ended
	September 30,	September 30,
	2017	2016
Revenue	$0	$0
General and Administrative Expenses	$0	$2,500
Professional fees	$1,000	$10,994
Net Operating Loss	$(1,000)	$(13,494)

Operating Revenues

No revenues were recorded for the three months ended September 30, 2017 and September 30, 2016

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2017 were $1,000 compared with $13,494 for the three months ended September 30, 2016. The decrease in operating expenses was attributed to a decrease in general and administrative expenses and in professional fees due to change in the Company’s business plan and decrease in operating activities in the three months ended September 30, 2017.

Net loss for the three months ended September 30, 2017 were $1,000 compared with $13,494 for the three months ended September 30, 2016..

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Our operating expenses for the nine month period ended September 30, 2017 and September 30, 2016 are outlined in the table below:

	Nine	Nine
	months	months
	ended	ended
	September 30	September 30,
	2017	2016
Revenue	$0	$0
General and Administrative Expenses	$300	$7,584
Professional fees	$3,000	$23,192
Net Operating Loss	$(3,300)	$(30,776)

Operating Revenues

No revenues were recorded for the nine months ended September 30, 2017 and September 30, 2016.

Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2017 were $3,300 compared with $11,206 for the nine months ended September 30, 2016. The decrease in operating expenses was attributed to a decrease in general and administrative expenses and in professional fees due to change in the Company’s business plan and decrease in operating activities.

Net loss for the nine months ended September 30, 2017 was $3,300 compared with $30,776 for the nine months ended September 30, 2016.

 Liquidity and Capital Resources

Working Capital

	As at	As at
	September, 30	December 31,
	2017	2016
Current Assets	$0	$0
Current Liabilities	$46,565	$43,265
Working Capital (deficiency)	$(46,565)	$(43,265)

  Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2017	2016
Net cash used in operating activities	$0	$(32,747)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$0	$37,747
Net increase in cash	$0	$5,000

As at September 30, 2017, our total assets were $0 and at year ended December 31, 2016, our total assets were $0 .

As at September 30, 2017, we had total liabilities of $45,565 compared with total liabilities of $43,265 as at December 31, 2016. The increase in total liabilities was due to a $3,000 increase in professional fees and $300 increase in general expenses in the nine months ended September 30, 2017.

As at September 30, 2017, we had a working capital deficit of $46,565 compared with a working capital of $43,265 as at December 31, 2016. The increase in working capital deficit is due to amount owed to a related party for professional fees in the nine months ended September 30, 2017.

Cashflow from Operating Activities

During the nine months ended September 30, 2017, $0 in cash was used for operating activities compared to the use of $32,747 in cash for operating activities during the nine months ended September 30, 2016. The decrease was due to decreased general and professional expenses,

Cashflow from Investing Activities

During the nine months ended September 30, 2017 and September 30, 2016, we did not have any investing activities.

Cashflow from Financing Activities

During the nine months ended September 30, 2017, $0 was received from loans in financing activities, compared to $37,747 received from loans in financing activities during the nine months ended and September 30, 2016.

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

For the nine month period ended to September 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as our company incurred losses in this period.

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

As of the end of our quarter covered by this report, September 30, 2017 and as of the date of this filing, September 23, 2020, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Karina Garcia Peralta of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Karina Garcia Peralta concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

