Form 10-K
period 2017-12-31
ME Renewable Power Corp
filed 2020-09-23
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 333-202234

ME RENEWABLE POWER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	30-0845224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Vista del vaque #13 la charcas Santiago, Dominican Republic	N/A	N/A
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (315) 701- 1031

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an “emerging growth company”. See definition of “large accelerated filer”, "accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	☒
		Emerging growth company	¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $728,750. Market value is based on the assumed value of $0.53 per share, being the most recent sale price of the common stock prior to June 30, 2017.

7,375,000 common shares issued and outstanding as of date of this report, December 31, 2017.

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

On April 18, 2016, Jaroslavna Tomas entered into a stock purchase agreement with Microenergy Asia Pacific Limited wherein Jaroslavna Tomas agreed to sell all of the 6,000,000 shares of common stock of our company held by her in consideration for the aggregate purchase price of US$50,000. The sale of the shares represents a change of control of our company. On April 18, 2016, we appointed Ka Sing Edmund Yeung as our president, secretary, chief financial officer, treasurer and director. In addition, we appointed Anthony Williams as our chief executive officer. Concurrently, our board of directors received and accepted the resignation of Jaroslavna Tomsa as our president, secretary, chief executive officer, chief financial officer, treasurer and director.

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

Effective December 1, 2016, Mr. Anthony Williams resigned as our Chief Executive Officer and, if any, from all other offices of our company. Mr. Williams’ resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. Concurrently, our company appointed Ka Sing Edmund Yeung as our Chief Executive Officer, President, CFO, Secretary, Treasurer and as a Director. Our officers and board of directors now solely consists of Mr. Yeung.

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

Current Business

In 2016, the Company merged with its wholly-owned subsidiary ME Renewable Power Corporation, a Nevada corporation, and changed its name from Jarex Solutions Corp. to ME Renewable Power Corporation. The Company intended to distribute green energy-saving and reusable equipment and materials. The Company subsequently ceased these plans and is not currently engaged in any business operations. The Company is seeking to consummate a merger or acquisition.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2017 we have incurred net losses of $6,040 and an accumulated deficit of $93,879. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully develop, acquire, or commercialize any products or services, and competitive and general economic conditions.

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

We have no history of revenues, no significant operations, and no assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our success is significantly dependent on our abilities to develop or acquire and commercialize products or services. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop or acquire any assets, or to establish significant operations. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If we are not able to establish operations or operate profitably, investors may lose some or all of their investment in our company.

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

We formerly conducted operations in China. In addition, our former sole director and officer was within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon such former directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

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

As of December 31, 2017, we are authorized to issue up to 75,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
December 31, 2017	$.250	$.250
September 30, 2017	$.535	$.535
June 30, 2017	$.535	$.535
March 31, 2017	$.535	$.535
December 31, 2016	$.700	$.700
September 30, 2016	$.750	$.500
June 30, 2016	$.150	$ .150
March 31, 2016	$.150	$ .150
December 31, 2015	$.150	$ .150

* Our common stock was first quoted on the OTC Bulletin Board (now OTC Markets) on October 5, 2015

Our shares are issued in registered form. Globex Transfer LLC, of 780 Deltona Blvd., Suite 202, Deltona, FL 32725, Telephone: (813) 344-4490, Facsimile: (386) 267-3124 is the registrar and transfer agent for our common shares.

On December 31, 2017, the shareholders’ list showed 30 registered shareholders with 7,375,000 common shares outstanding.

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

Our net loss for the fiscal year ended December 31, 2017 was $6,040, compared to a net loss of $58,732 during the fiscal year ended December 31, 2016. For the period from January 1, 2017 to December 31, 2017, we have not generated any revenues.

During the fiscal year ended December 31, 2017, we incurred expenses of $6,040 compared to $58,732 incurred during the fiscal year ended December 31, 2016. This was due to a decrease in operations during the most recent period, that resulted in reduced general and administrative fees and reduced professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017 our current assets were $0 compared to $0 in current assets at December 31, 2016. As of December 31, 2017, our current liabilities were $49,305 compared to $43,265 in current liabilities at December 31, 2016.

Stockholders’ equity decreased to a deficit of $49,305 as of December 31, 2017 from a deficit of $43,265 as of December 31, 2016.

The weighted average number of shares outstanding was 7,375,000 for both years ended December 31, 2017 and December 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2017, net cash flows used in operating activities was $0. Net cash flows used in operating activities was $57,312 for the year ended December 31, 2016.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities for the period during the year ended December 31, 2017 or December 31, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended December 31, 2017, $0 net cash flows was received from financing activities. For the year ended December 31, 2016, $42,777 was received from proceeds of loans from a director in financing activities.

PLAN OF OPERATION AND FUNDING

We estimate that our expenses over the next 12 months will be approximately $8,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources. Our working capital requirements are expected to increase in line with the growth of our business.

	Estimated	Estimated
	Completion	Expenses
Description	Date	($)

General and administrative	12 months	$2,000
Legal and accounting	12 months	$6,000

Total		$8,000

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

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $93,879 as of December 31, 2017 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2017. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of ME Renewable Power Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ME Renewable Power Corporation (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the financial statements, the Company’s continuing operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Bayville, NJ

September 23, 2020

361 Hopedale Drive SE P (732) 822-4427

Bayville, NJ 08721 F (732) 510-0665

ME Renewable Power Corporation
BALANCE SHEETS

	(Audited)	(Audited)
	December 31, 2017	December 31, 2016
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$3,588	$488
Accounts Payable - Related Party	2,940	—
Shareholder Loan	42,777	42,777

Total Current Liabilities	49,305	43,265

Total Liabilities	49,305	43,265

Stockholder's Deficit
Common Stock, par value $0.001,
75,000,000 shares Authorized, 7,375,000 shares Issued
and Outstanding at December 31, 2017 and December 31, 2016	7,375	7,375
Additional Paid-In Capital	37,199	37,199
Accumulated Deficit	(93,879)	(87,839)

Total Stockholder's Deficit	(49,305)	(43,265)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these audited financial statements

ME Renewable Power Corporation
STATEMENT OF OPERATIONS

	(Audited)
	For the Year Ended
	December 31,
	2017	2016

Revenues:	$—	$—

Expenses:
General and administrative expense	600	30,213
Professional fees	5,440	28,519
Total Operating Expenses	6,040	58,732

Operating Loss	(6,040)	(58,732)

Net Loss	$(6,040)	$(58,732)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	7,375,000	7,375,000

The accompanying notes are an integral part of these audited financial statements

ME Renewable Power Corporation
STATEMENT OF STOCKHOLDERS' DEFICIT
(Audited)
	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2015	7,375,000	$7,375	$26,125	$(29,107)	$4,393

Loan forgiven by a previous shareholder	—	—	11,074	—	11,074

Net Loss for the Year Ended December 31, 2016	—	—	—	(58,732)	(58,732)

Balance at December 31, 2016	7,375,000	$7,375	$37,199	$(87,839)	$(43,265)

Net Loss for the Year Ended December 31, 2017	—	—	—	(6,040)	(6,040)

Balance At December 31, 2017	7,375,000	$7,375	$37,199	$(93,879)	$(49,305)

The accompanying notes are an integral part of these audited financial statements

ME Renewable Power Corporation
STATEMENT OF CASH FLOWS

	(Audited)
	For the Year Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(6,040)	$(58,732)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on Impairment	—	—
Changes In:
Accounts Payable	3,100	488
Accounts Payable - Related Party	2,940	—
Depreciation	—	932
Prepaid Expenses	—	—
Net Cash Used in Operating Activities	—	(57,312)

CASH FLOWS FROM FINANCING
Loans from Related Party	—	42,777
Net Cash Provided by Financing Activities	—	42,777

Net (Decrease) Increase in Cash	—	(14,535)
Cash at Beginning of Period	—	14,535

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Loan forgiven by previous shareholder,charged to Sharholders' Equity	$—	$11,074

The accompanying notes are an integral part of these audited financial statements

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2017

(Audited)

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

On June 14, 2016, the Company merged with its wholly-owned subsidiary ME Renewable Power Corporation, a Nevada corporation, and changed its name from Jarex Solutions Corp. to ME Renewable Power Corporation and intended to distribute green energy-saving and reusable equipment and materials. As of the date of this filing, the Company subsequently ceased these plans and is not currently engaged in any business operations. The Company is seeking to consummate a merger or acquisition.

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

December 31, 2017

(Audited)

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

For the years ended December 31, 2017 and 2016 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2017

(Audited)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $93,879 as of December 31, 2017 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In 2015 a shareholder of the Company advanced the Company $11,074 to cover the Company’s operating expenses; the advance was non-interest bearing, due upon demand and unsecured. During the year ended December 31, 2016, the previous shareholder forgave loans to the Company in the amount of $11,074. The transaction was recorded to additional paid in capital.

During the year ended December 31, 2016, the Company was provided loans of $42,777 by Mak DickWai David, a shareholder. Shareholder loans due by the Company as of December 31, 2017 and December 31, 2016 were $42,777, respectively. The advances are non-interest bearing, due upon demand and unsecured.

During the year ended December 31, 2017, a Related Party provided the internal accounting for the Company. As of December 31, 2017, $2,940 is due to a Related Party for these services.

The Company currently operates out of an office of a related party free of rent.

 ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2017

(Audited)

NOTE 6 – INCOME TAXES

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $93,879 that may be available to reduce future years' taxable income in varying amounts through 2037. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2017	December 31, 2016
Federal income tax benefit attributable to:
Current operations	$21,715	$13,739
Less: change in valuation allowance	(21,715)	(13,739)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2017	December 31, 2016
Deferred tax asset attributable to:
Net operating loss carry over	$32,858	$23,926
Less: valuation allowance	(32,858)	(23,926)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $93,879 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2017

(Audited)

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

As of the period covered by this report, December 31, 2017 and as of the date of this filing, September 23, 2020, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Karina Garcia Peralta of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Karina Garcia Peralta concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

For the Years Ended December 31, 2017 and December 31, 2016:

Name and Address of Executive Officer and/or Director	Age	Position

Ka Sing Edmund Yeung Room 803, 8th Floor, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui, Hong Kong	47	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Ka Sing Edmund Yeung– President, CFO, Secretary, Treasurer and Director, age 47

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended December 31, 2017 and December 31, 2016.

Summary Compensation Table

SUMMARY COMPENSATION TABLE For the Years Ended December 31, 2017 and December 31, 2016
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Ka Sing Edmund Yeung (1)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer, and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Karina Garcia Peralta (5)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer Chief Financial Officer, and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Ka Sing Edmund Yeung was appointed as our President, Chief Financial Officer, Secretary, Treasurer and sole Director on April 18, 2016. On December 1, 2016 he assumed the additional title of Chief Executive Officer. As of the years ended December 31, 2017 and December 31, 2016, Ka Sing Edmund Yeung was our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

(2)	On May 20, 2020, Karina Garcia Peralta was appointed President, Chief Executive Officer, Chief Financial Officer and Director of the Company.

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

No equity awards were outstanding as of the year ended December 31, 2017.

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

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934 , as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2017 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Ka Sing Edmund Yeung President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, and Director(2)(3)	Nil	(3)

Karina Garcia Peralta President, Chief Executive Officer, Chief Financial Officer, and Director(2)(5)	Nil	(3)

Directors and Executive Officers as a Group	Nil	(3)

Microenergy Asia Pacific Limited(4) Unit 803 Lippo Sun Plaza, 28 Canton Road, Hong Kong,	6,000,000 Common Shares	81.36%

Shareholders Holding Over 5%	6,000,000 Common Shares	(3)

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2017.

As of December 31, 2017 there were 7,375,000 shares of our company’s common stock issued and outstanding.

As of the date of this Report, September 23, 2020, there were 227,375,000 shares of our company’s common stock issued and outstanding.

(2)	Less than one percent.
(3)

From December 1, 2016 – January 31, 2020, Ka Sing Edmund Yeung was appointed as our President, Chief Financial Officer, Secretary, Treasurer and sole Director and he assumed the additional title of Chief Executive Officer. Mr. Ka Sing Edmund Yeung, the President, Chief Financial Officer and Director of the Company, is currently the project fund manager in the Hong Kong division of Agriculture Fund of China, a private equity fund specializing in Chinese agricultural industry. Mr. Yeung also acts as the executive general partner of Wisdom Strategies Private Equity which he founded in 2012. From January of 2015 to the present Mr. Yeung has also been the Chief Financial Officer, Treasurer, Secretary and Director of Magicstem Group Corp., a Nevada company quoted on OTCQB. Furthermore Mr. Yeung has been the chief executive officer of JE Bullion Investment Limited since 2009; and a business consultant for Sky Legend Consulting Limited since 2010. In the period from 2012 to 2013, he was the project director of Royal Partners International Group, a Hong Kong private equity fund.

(4) Mak Dick Wai David holds voting and dispositive control over securities held by Microenergy Asia Pacific Limited.

(5) On May 20, 2020, Karina Garcia Peralta was appointed President, Chief Executive Officer, Chief Financial Officer

and Director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2016, a previous shareholder forgave loans to the Company in the amount of $11,074. The transaction was recorded to additional paid in capital.

During the year ended December 31, 2016 a shareholder of the Company, Mak DickWai David, further advanced the Company $42,777 to cover the Company’s operating expenses. The loan is non-interest bearing, due upon demand and unsecured. As of December 31, 2017, $42,777 is due on this shareholder advance.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Ka Sing Edmund Yeung, who also serves as our sole officer. Mr. Yeung is not an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$3,000	$7,850
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
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

ME RENEWABLE POWER CORPORATION

Dated: September 23, 2020	By:	/s/ Karina Garcia Peralta
Karina Garcia Peralta
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 23, 2020	By:	/s/ Karina Garcia Peralta
Karina Garcia Peralta
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

