Form 10-Q
period 2018-03-31
ME Renewable Power Corp
filed 2020-09-24
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2018

or

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

7,375,000 common shares issued and outstanding as of date of this report, March 31, 2018.

227,375,000 common shares issued and outstanding as of the date of this fling, September 24, 2020.

ME RENEWABLE POWER CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ME Renewable Power Corporation

BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2018	December 31, 2017
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$4,388	$3,588
Accounts Payable - Related Party	3,440	2,940
Shareholder Loan	42,777	42,777

Total Current Liabilities	50,605	49,305

Total Liabilities	50,605	49,305

Stockholder's Deficit
Common Stock, par value $0.001,
75,000,000 shares Authorized, 7,375,000 shares Issued
and Outstanding at March 31, 2018 and December 31, 2017	7,375	7,375
Additional Paid-In Capital	37,199	37,199
Accumulated Deficit	(95,179)	(93,879)

Total Stockholder's Deficit	(50,605)	(49,305)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2018	2017

Revenues:	$—	$—

Expenses:

General and administrative expense	300	—
Professional fees	1,000	1,000
Total Operating Expenses	1,300	1,000

Operating Loss	(1,300)	(1,000)

Net Loss	$(1,300)	$(1,000)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares	7,375,000	7,375,000
Outstanding

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF STOCKHOLDERS' DEFICIT
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

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2017	7,375,000	$7,375	$26,125	(93,879)	(49,305)

Net Loss for the Three Months Ended March 31, 2018	—	$—	$—	$(1,300)	$(1,300)

Balance At March 31, 2018	7,375,000	$7,375	$26,125	$(95,179)	$(50,605)

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(1,300)	$(1,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	800	500
Accounts Payable - Related Party	500	500
Net Cash Used in Operating Activities	—	—

CASH FLOWS FROM FINANCING
Net Cash Provided by Financing Activities	—	—

Net (Decrease) Increase in Cash	—	—
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2018

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

March 31, 2018

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

For the year ended December 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $95,179 as of March 31, 2018 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

There are 7,375,000 shares issued and outstanding at December 31, 2017 and March 31, 2018.

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

 During the year ended December 31, 2016, the Company was provided loans of $42,777 by Mak DickWai David, a shareholder. Shareholder loans due by the Company as of March 31, 2018 and December 31, 2017 were $42,777, respectively. The advances are non-interest bearing, due upon demand and unsecured.

In the three months ended March 31, 2018, a Related Party provided the internal accounting for the Company. As of March 31, 2018, $3,440 is due to a Related Party for these services.

The Company currently operates out of an office of a related party free of rent.

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 6 – INCOME TAXES

As of March 31, 2018, the Company had net operating loss carry forwards of approximately $95,179 that may be available to reduce future years' taxable income in varying amounts through 2037. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

 Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Our operating expenses for the three month period ended March 31, 2018 and March 31, 2017 are outlined in the table below:

	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2018	2017
Revenue	$0	$0
General and Administrative Expenses	$300	$0
Professional fees	$1,000	$1,000
Net Operating Loss	$(1,300)	$(1,000)

Operating Revenues

No revenues were recorded for the three months ended March 31, 2018 and March 31, 2017

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2018 were $1,300 compared with $1,000 for the three months ended March 31, 2017. The increase was attributed to $300 in general and administrative expenses and due to change in the Company’s business plan and increase in operating activities for the three months ended March 31, 2018.

Net loss for the three months ended March 31, 2018 was $1,300 compared with $1,000 for the three months ended March 31, 2017. The increase in net loss, was attributed to increase in operating expenses, general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	As at	As at
	March 31,	December 31,
	2018	2017
Current Assets	$0	$0
Current Liabilities	$50,605	$49,305
Working Capital (deficiency)	$(50,605)	$(49,305)

  Cash Flows

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Net cash used in operating activities	$0	$0
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$0	$0
Net decrease in cash	$0	$0

 As at March 31, 2018, our total assets were $0 and at year ended December 31, 2017, our total assets were $0.

As at March 31, 2018, we had total liabilities of $50,605 compared with total liabilities of $49,305 as at December 31, 2017. The increase in total liabilities was due to a $1,000 increase in professional fees and $300 in general and administrative fees in the three months ended March 31, 2018.

As at March 31, 2018, we had a working capital deficit of $50,605 compared with a working capital of $49,305 as at December 31, 2017. The increase in working capital deficit is due to amount owed to a related party and increase in professional fees and general and administrative fees in the three months ended March 31, 2018.

Cashflow from Operating Activities

During the three months ended March 31, 2018 and March 31, 2017, $0 in cash was used for operating activities.

Cashflow from Investing Activities

During the three months ended March 31, 2018 and March 31, 2017, we did not have any investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2018 and March 31, 2017, we did not have any financing activities.

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

For the three month period ended to March 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as our company incurred losses in this period.

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

As of the end of our quarter covered by this report, March 31, 2018 and as of the date of this filing, September 24, 2020, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Karina Garcia Peralta of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Karina Garcia Peralta concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

ME RENEWABLE POWER CORPORATION
(Registrant)

Dated: September 24, 2020	By:	/s/ Karina Garcia Peralta
Karina Garcia Peralta
Chief Executive Officer Chief Financial Officer, President
(Principal Executive Officer) (Principal Financial Officer)

