Form 10-Q
period 2019-06-30
ME Renewable Power Corp
filed 2020-09-29
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2019

or

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

7,375,000 common shares issued and outstanding as of date of this report, June 30, 2019.

227,375,000 common shares issued and outstanding as of the date of this fling, September 29, 2020.

ME RENEWABLE POWER CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ME Renewable Power Corporation

BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2019	December 31, 2018
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$8,888	$7,288
Accounts Payable - Related Party	6,880	5,880
Shareholder Loan	42,777	42,777

Total Current Liabilities	58,545	55,945

Total Liabilities	58,545	55,945

Stockholder's Deficit
Common Stock, par value $0.001,
75,000,000 shares Authorized, 7,375,000 shares Issued
and Outstanding at June 30, 2019 and December 31, 2018	7,375	7,375
Additional Paid-In Capital	37,199	37,199
Accumulated Deficit	(103,119)	(100,519)

Total Stockholder's Deficit	(58,545)	(55,945)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues:	$—	$—	$—	$—

Expenses:
General and administrative expense	300	300	600	600
Professional fees	1,000	1,000	2,000	2,000
Total Operating Expenses	1,300	1,300	2,600	2,600

Operating Loss	(1,300)	(1,300)	(2,600)	(2,600)

Net Loss	$(1,300)	$(1,300)	$(2,600)	$(2,600)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,375,000	7,375,000	7,375,000	7,375,000

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

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2018	7,375,000	$7,375	$37,199	$(100,519)	$(55,945)

Net Loss for the Three Months Ended March 31, 2019	—	—	—	(1,300)	(1,300)
Balance at March 31, 2019	7,375,000	$7,375	$37,199	$(101,819)	$(57,245)

Net Loss for the Three Months Ended June 30, 2019	—	—	—	(1,300)	(1,300)

Balance At June 30, 2019	7,375,000	$7,375	$37,199	$(103,119)	$(58,545)

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2019	2018
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(2,600)	$(2,600)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	600	600
Acounts Payable - Related Party	2,000	2,000
Net Cash Used in Operating Activities	—	—
—
CASH FLOWS FROM FINANCING
Loans from Related Party	—	—
Net Cash Provided by Financing Activities	—	—

Net (Decrease) Increase in Cash		—
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2019

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

June 30, 2019

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $103,119 as of June 30, 2019 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

There are 7,375,000 shares issued and outstanding at December 31, 2018 and June 30, 2019.

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

During the year ended December 31, 2016, the Company was provided loans of $42,777 by Mak DickWai David, a shareholder. Shareholder loans due by the Company as of June 30, 2019 and December 31, 2018 were $42,777, respectively. The advances are non-interest bearing, due upon demand and unsecured.

In the six months ended June 30, 2019, a Related Party provided the internal accounting for the Company. As of June 30, 2019, $6,880 is due to a Related Party for these services.

The Company currently operates out of an office of a related party free of rent.

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 6 – INCOME TAXES

As of June 30, 2019, the Company had net operating loss carry forwards of approximately $103,119 that may be available to reduce future years' taxable income in varying amounts through 2038. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Our operating expenses for the three month period ended June 30, 2019 and June 30, 2018 are outlined in the table below:

Three	Three

	Three	Three
	months	months
	ended	ended
	June 30,	June 30,
	2019	2018
Revenue	$0	$0
General and Administrative Expenses	$300	$300
Professional fees	$1,000	$1,000
Net Operating Loss	$(1,300)	$(1,300)

Operating Revenues

No revenues were recorded for the three months ended June 30, 2019 and June 30, 2018

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2019 and June 30, 2018 were $1,300. The operating expenses included, general and administrative expenses and professional fees.

Net loss for the three months ended June 30, 2019 and June 30, 2018 were $1,300. The net loss from operating expense included, general and administrative expenses and professional fees

.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Our operating expenses for the six month period ended June 30, 2019 and June 30, 2018 are outlined in the table below:

	Six	Six
	months	months
	ended	ended
	June 30	June 30,
	2019	2018
Revenue	$0	$0
General and Administrative Expenses	$600	$600
Professional fees	$2,000	$2,000
Net Operating Loss	$(2,600)	$(2,600)

Operating Revenues

No revenues were recorded for the six months ended June 30, 2019 and June 30, 2018.

Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2019 and June 30, 2018 were $2,600. The operating expenses included general and administrative expenses and professional fees.

Net loss for the six months ended June 30, 2019 and June 30, 2018 was $2,600. The net loss from operating expense included, general and administrative expenses and professional fees.

Liquidity and Capital Resources

Working Capital

	As at	As at
	June, 30	December 31,
	2019	2018
Current Assets	$0	$0
Current Liabilities	$58,545	55,945
Working Capital (deficiency)	$(58,545)	$(55,945)

  Cash Flows

	Six months	Six months
	Ended	Ended
	June 30,	June 30,
	2019	2018
Net cash used in operating activities	$0	$0
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$0	$0
Net increase in cash	$0	$0

As at June 30, 2019, our total assets were $0 and at the year ended December 31, 2018, our total assets were $0 .

As at June 30, 2019, we had total liabilities of $58,545 compared with total liabilities of $55,945 as at December 31, 2018. The increase in total liabilities was due to a $2,000 increase in professional fees and $600 increase in general expenses in the six months ended June 30, 2019.

As at June 30, 2019, we had a working capital deficit of $58,545 compared with a working capital of $55,945 as at December 31, 2018. The increase in working capital deficit is due to amount owed to a related party and increase in professional fees and general and administrative fees in the six months ended June 30, 2019.

Cashflow from Operating Activities

During the six months ended June 30, 2019 and June 30, 2018, $0 in cash was used for operating activities,

Cashflow from Investing Activities

During the six months ended June 30, 2019 and June 30, 2018, we did not have any investing activities.

Cashflow from Financing Activities

During the six months ended June 30, 2019 and June 30, 2018, we did not have any financing activities.

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

For the six month period ended to June 30, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as our company incurred losses in this period.

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

As of the end of our quarter covered by this report, June 30, 2019 and as of the date of this filing, September 29, 2020, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Karina Garcia Peralta of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Karina Garcia Peralta concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

