Form 10-K
period 2019-12-31
ME Renewable Power Corp
filed 2020-09-30
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,337,500. Market value is based on the assumed value of $1.70 per share, being the most recent sale price of the common stock prior to June 30, 2019.

7,375,000 common shares issued and outstanding as of date of this report, December 31, 2019.

227,375,000 common shares issued and outstanding as of the date of this fling, September 30, 2020.

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

For the year ended December 31, 2019 we have incurred net losses of $6,640 and an accumulated deficit of $107,159. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully develop, acquire, or commercialize any products or services, and competitive and general economic conditions.

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

As of December 31, 2019, we are authorized to issue up to 75,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
December 31, 2019	$.713	$.713
September 30, 2019	$.800	$.800
June 30, 2019	$1.70	$1.70
March 31, 2019	$1.00	$1.00
December 31, 2018	$1.00	$1.00
September 30, 2018	$1.00	$1.00
June 30, 2018	$1.00	$ 1.00
March 31, 2018	$2.00	$ 2.00
December 31, 2017	$.250	$ .250

* Our common stock was first quoted on the OTC Bulletin Board (now OTC Markets) on October 5, 2015

Our shares are issued in registered form. Globex Transfer LLC, of 780 Deltona Blvd., Suite 202, Deltona, FL 32725, Telephone: (813) 344-4490, Facsimile: (386) 267-3124 is the registrar and transfer agent for our common shares.

On December 31, 2019, the shareholders’ list showed 30 registered shareholders with 7,375,000 common shares outstanding.

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

Our net loss for the fiscal years ended December 31, 2019 and December 31, 2018 was $6,640 for both periods. For the period from January 1, 2018 to December 31, 2019, we have not generated any revenues.

During the fiscal years ended December 31, 2019 and December 31, 2018, we incurred expenses of $6,640 for both periods. Operating expenses included, general and administrative fees and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019 and December 31, 2018, our current assets were $0 in both periods. As of December 31, 2019, our current liabilities were $62,585 compared to $55,945 in current liabilities at December 31, 2018.

Stockholders’ equity decreased to a deficit of $62,585 as of December 31, 2019 from a deficit of $55,945 as of December 31, 2018.

The weighted average number of shares outstanding was 7,375,000 for both years ended December 31, 2019 and December 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2019 and December 31, 2018, net cash flows used in operating activities was $0.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities for the period during the year ended December 31, 2019 or December 31, 2018.

Cash Flows from Financing Activities

We neither generated, nor used, funds in investing activities for the period during the year ended December 31, 2019 or December 31, 2018.

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

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $100,519 as of December 31, 2019 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2019. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Certified Public Accountants& Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of ME Renewable Power Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ME Renewable Power Corporation (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America

Basis of Opinion

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Bayville, NJ

September 23, 2020

361 Hopedale Drive SE P (732) 822-4427

Bayville, NJ 08721 F (732) 510-0665

ME Renewable Power Corporation
BALANCE SHEETS

	(Audited)	(Audited)
	December 31, 2019	December 31, 2018
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$10,988	$7,288
Accounts Payable - Related Party	8,820	5,880
Shareholder Loan	42,777	42,777

Total Current Liabilities	62,585	55,945

Total Liabilities	62,585	55,945

Stockholder's Deficit
Common Stock, par value $0.001,
75,000,000 shares Authorized, 7,375,000 shares Issued
and Outstanding at December 31, 2019 and December 31, 2018	7,375	7,375
Additional Paid-In Capital	37,199	37,199
Accumulated Deficit	(107,159)	(100,519)

Total Stockholder's Deficit	(62,585)	(55,945)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these audited financial statements

ME Renewable Power Corporation
STATEMENT OF OPERATIONS

	(Audited)
	For the Year Ended
	December 31,
	2019	2018

Revenues:	$—	$—

Expenses:
General and administrative expense	1,200	1,200
Professional fees	5,440	5,440
Total Operating Expenses	6,640	6,640

Operating Loss	(6,640)	(6,640)

Net Loss	$(6,640)	$(6,640)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	7,375,000	7,375,000

The accompanying notes are an integral part of these audited financial statements

ME Renewable Power Corporation
STATEMENT OF STOCKHOLDERS' DEFICIT
(Audited)
	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2015	7,375,000	$7,375	$26,125	$(29,107)	$4,393

Loan forgiven by a previous shareholder	—	—	11,074	—	11,074

Net Loss for the Year Ended December 31, 2016	—	—	—	(58,732)	(58,732)

Balance at December 31, 2016	7,375,000	$7,375	$37,199	$(87,839)	$(43,265)

Net Loss for the Year Ended December 31, 2017	—	—	—	(6,040)	(6,040)

Balance At December 31, 2017	7,375,000	$7,375	$37,199	$(93,879)	$(49,305)

Net Loss for the Year Ended December 31, 2018	—	—	—	(6,640)	(6,640)

Balance At December 31, 2018	7,375,000	$7,375	$37,199	$(100,519)	$(55,945)

Net Loss for the Year Ended December 31, 2019	—	—	—	(6,640)	(6,640)

Balance At December 31, 2019	7,375,000	$7,375	$37,199	$(107,159)	$(62,585)

The accompanying notes are an integral part of these audited financial statements

ME Renewable Power Corporation
STATEMENT OF CASH FLOWS

(Audited)
For the Year Ended
December 31,
	2019	2018
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(6,640)	$(6,640)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	3,700	3,700
Acounts Payable - Related Party	2,940	2,940
Depreciation	—	—
Prepaid Expenses	—	—
Net Cash Used in Operating Activities	—	—

CASH FLOWS FROM FINANCING
Loans from Related Party	—	—
Net Cash Provided by Financing Activities	—	—

Net (Decrease) Increase in Cash	—	—
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.

The accompanying notes are an integral part of these audited financial statements

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2019

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

December 31, 2019

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

For the years ended December 31, 2019 and 2018 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2019

(Audited)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $107,159 as of December 31, 2019 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

During the year ended December 31, 2016, the Company was provided loans of $42,777 by Mak DickWai David, a shareholder. Shareholder loans due by the Company as of December 31, 2019 and December 31, 2018 were $42,777, respectively. The advances are non-interest bearing, due upon demand and unsecured.

During the year ended December 31, 2019, a Related Party provided the internal accounting for the Company. As of December 31, 2018, $5,880 was due to a Related Party for these services. As of December 31, 2019, $8,820 is currently due to a Related Party for these services.

The Company currently operates out of an office of a related party free of rent.

 ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2019

(Audited)

NOTE 6 – INCOME TAXES

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $107,159 that may be available to reduce future years' taxable income in varying amounts through 2038. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2019	December 31, 2018
Federal income tax benefit attributable to:
Current operations	$24,647	$23,119
Less: change in valuation allowance	(24,647)	(23,119)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2019	December 31, 2018
Deferred tax asset attributable to:
Net operating loss carry over	$37,506	$35,182
Less: valuation allowance	(37,506)	(35,182)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $107,159 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2019

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

As of the period covered by this report, December 31, 2019 and as of the date of this filing, September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Karina Garcia Peralta of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Karina Garcia Peralta concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

For the Years Ended December 31, 2018 and December 31, 2019:

Name and Address of Executive Officer and/or Director	Age	Position

Ka Sing Edmund Yeung Room 803, 8th Floor, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui, Hong Kong	49	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Ka Sing Edmund Yeung– President, CFO, Secretary, Treasurer and Director, age 49

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended December 31, 2018 and December 31, 2019.

Summary Compensation Table

SUMMARY COMPENSATION TABLE For the Years Ended December 31, 2018 and December 31, 2019
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Ka Sing Edmund Yeung (1)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer, and Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Karina Garcia Peralta (5)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer Chief Financial Officer, and Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Ka Sing Edmund Yeung was appointed as our President, Chief Financial Officer, Secretary, Treasurer and sole Director on April 18, 2016. On December 1, 2016 he assumed the additional title of Chief Executive Officer. As of the years ended December 31, 2019 and December 31, 2018, Ka Sing Edmund Yeung was our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

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

No equity awards were outstanding as of the year ended December 31, 2019.

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

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2019 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2019.

As of December 31, 2019 there were 7,375,000 shares of our company’s common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2016, a previous shareholder forgave loans to the Company in the amount of $11,074. The transaction was recorded to additional paid in capital. As of December 31, 2019, $0 this shareholder advance.

During the year ended December 31, 2016 a shareholder of the Company, Mak DickWai David, further advanced the Company $42,777 to cover the Company’s operating expenses. The loan is non-interest bearing, due upon demand and unsecured. As of the years ended December 31, 2018 and December 31, 2019, $42,777 is due on this shareholder advance.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

As of December 31, 2019, Ka Sing Edmund Yeung, served as our sole director and also as our sole officer. Mr. Yeung is not an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

As of the date of this filing, Karina Garcia Peralta, serves our sole director and as our sole officer. Ms. Peralta not an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2019 and for fiscal year ended December 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	December 31, 2019	December 31, 2018
Audit Fees	$3,000	$3,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
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

ME RENEWABLE POWER CORPORATION

Dated: September 30, 2020	By:	/s/ Karina Garcia Peralta
Karina Garcia Peralta
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 30, 2020	By:	/s/ Karina Garcia Peralta
Karina Garcia Peralta
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

