Form 10-Q
period 2020-09-30
ME Renewable Power Corp
filed 2020-11-03
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒     NO

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	☒
Emerging growth company

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 YES     NO☒

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

227,375,000 common shares issued and outstanding as of date of this report, September 30, 2020.

227,375,000 common shares issued and outstanding as of the date of this fling, November 3, 2020.

ME RENEWABLE POWER CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ME Renewable Power Corporation

BALANCE SHEETS

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$11,370	$10,988
Accounts Payable - Related Party	10,320	8,820
Shareholder Loan	42,777	42,777

Total Current Liabilities	64,467	62,585

Total Liabilities	64,467	62,585

Stockholder's Deficit

Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at September 30, 2020 and December 31, 2019	—	—
Common Stock, par value $0.0001,
390,000,000 shares Authorized, 227,375,000 shares Issued and
Outstanding at September 30, 2020 and 7,375,000 at December 31, 2019	22,738	738
Additional Paid-In Capital	29,349	43,836
Accumulated Deficit	(116,554)	(107,159)

Total Stockholder's Deficit	(64,467)	(62,585)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues:	$—	$—	$—	$—

Expenses:
General and administrative expense	325	300	3,149	900
Professional fees	1,434	1,000	6,246	3,000
Total Operating Expenses	1,759	1,300	9,395	3,900

Operating Loss	(1,759)	(1,300)	(9,395)	(3,900)

Net Loss	$(1,759)	$(1,300)	$(9,395)	$(3,900)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	89,133,242	7,375,000	227,375,000	7,375,000

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2018	7,375,000	$738	$43,836	$(100,519)	$(55,945)

Net Loss for the Three Months Ended March 31, 2019	—	—	—	(1,300)	(1,300)
Balance at March 31, 2019	7,375,000	738	43,836	(101,819)	(57,245)

Net Loss for the Three Months Ended June 30, 2019	—	—	—	(1,300)	(1,300)
Balance At June 30, 2019	7,375,000	738	43,836	(103,119)	(58,545)

Net Loss for the Three Months Ended September 30, 2019	—	—	—	(1,300)	(1,300)
Balance At September 30, 2019	7,375,000	$738	$43,836	$(104,419)	$(59,845)
The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2019	7,375,000	$738	$43,836	$(107,159)	$(62,585)

Net Loss for the Three Months Ended March 31, 2020	—	—	—	(5,366)	(5,366)
Balance at March 31, 2020	7,375,000	738	43,836	(112,525)	(67,951)

Issuance of Common Stock for Debt Conversion	60,000,000	6,000	(3,951)	—	2,049
Net Loss for the Three Months Ended June 30, 2020	—	—	—	(2,270)	(2,270)
Balance at June 30, 2020	67,375,000	$6,738	$39,885	$(114,795)	$(68,172)

Issuance of Common Stock for Debt Conversion	160,000,000	16,000	(10,536)	—	5,464
Net Loss for the Three Months Ended September 30, 2020	—	—	—	(1,759)	(1,759)
Balance at September 30, 2020	227,375,000	$22,738	$29,349	$(116,554)	$(64,467)

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2020	2019
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(9,395)	$(3,900)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt Converted for Common Stock Issuance		—
Changes In:
Accounts Payable	7,895	2,400
Acounts Payable - Related Party	1,500	1,500
Net Cash Used in Operating Activities	—	—

CASH FLOWS FROM FINANCING
Loans from Related Party	—	—
Net Cash Provided by Financing Activities	—	—

Net (Decrease) Increase in Cash	—	—
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 60,000,000 Shares of Common Stock for Debt Conversion	$2,049	$—
Issuance of 160,000,000 Shares of Common Stock for Debt Conversion	$5,464	$—

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2020

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

On June 14, 2016, the Company merged with its wholly-owned subsidiary ME Renewable Power Corporation, a Nevada corporation, and changed its name from Jarex Solutions Corp. to ME Renewable Power Corporation. The Company now intends to distribute green energy-saving and reusable equipment and materials.As of the date of this filing, the Company subsequently ceased these plans and is not currently engaged in any business operations. The Company is seeking to consummate a merger or acquisition.

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

September 30, 2020

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $116,554 as of September 30, 2020 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

On July 1, 2020 the Company Amended the Articles of Incorporation to increase the total authorized shares to 400,000,000 and change the par value; 390,000,000 shares of Common Stock with a par value of $0.0001 and 10,000,000 Blank Check Preferred with a par value of $0.0001. All share and per share information has been adjusted to reflect the change in par value.

On July 2, 2020, 160,000,000 shares of common stock were issued to a Related Party, in exchange for a debt conversion of $5,464.

There were 7,375,000 shares issued and outstanding at December 31, 2019 and 227,375,000 shares issued and outstanding at September 30, 2020.

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

In 2015 a shareholder of the Company advanced the Company $11,074 to cover the Company’s operating expenses, the advance was non-interest bearing, due upon demand and unsecured. During the year ended December 31, 2016, the previous shareholder forgave loans to the Company in the amount of $11,074. The transaction was recorded to additional paid in capital.

 During the year ended December 31, 2016, the Company was provided loans of $42,777 by MakDickWai David, a shareholder. Shareholder loans due by the Company as of September 30, 2020 and December 31, 2019 were $42,777, respectively. The advances are non-interest bearing, due upon demand and unsecured.

On May 21, 2020, $2,049 of debt that was paid by a Related Party, was converted in exchange for 60,000,000 shares of common stock to the Related Party.

On May 21, 2020, $3,600 of debt was paid by a Related Party as a non-interest bearing loan.

On July 2, 2020, $1,864 of debt was paid by a Related Party as a non-interest bearing loan.

On July 2, 2020, the total amount of $5,464, was converted in exchange for 160,000,000 shares of common stock to the Related Party. As of September 30, 2020, $0 is due to a Related Party in non-interest bearing loans.

In the nine months ended September 30, 2020, a Related Party provided the internal accounting for the Company. As of September 30, 2020, $10,320 is due to as Related Party Payable for these services.

The Company currently operates out of an office of a related party free of rent.

NOTE 6 – INCOME TAXES

As of September 30, 2020, the Company had net operating loss carry forwards of approximately $116,554 that may be available to reduce future years' taxable income in varying amounts through 2039. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - SUBSEQUENT EVENTS

None.

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

On January 31, 2020, one of the Company’s shareholders made a motion and application to be appointed as custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 4 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the shareholder’s request and the shareholder was appointed as custodian for the Company (“Custodian”). As Custodian of the Company, the shareholder was ordered to file an amendment to the Company’s articles of incorporation which was filed in conformity with N.R.S. 78.347(4) and the shareholder was ordered to have the Company’s charter reinstated in Nevada, to notice and hold a shareholder meeting; to provide a report to the Court of the actions taken at the shareholder meeting; to identify and name a new registered agent in the State of Nevada; to reinstate the Company in the State of Nevada; and the Custodian. In addition to the aforementioned items set forth in the Order Appointing the Custodian, the Custodian was given the power and authority to take any action it deemed reasonable and for the benefit of the Company and its shareholders.  The Custodian is now in the process of meeting all of the requirements set forth in the Court Order and filing a motion to terminate its services.  Upon granting the motion, the Court will issue an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian. As of the date of this filing the motion has been granted.On May 20, 2020, the Custodian as an interim officer acting on behalf of the Company, appointed Karina Garcia Peralta as President, Principal Executive Officer, Principal Financial Officer, Director and Sole officer of the Company.

Current Business

After June 14, 2016, the Company merged with its wholly-owned subsidiary ME Renewable Power Corporation, a Nevada corporation, and changed its name from Jarex Solutions Corp. to ME Renewable Power Corporation. The Company intended to distribute green energy-saving and reusable equipment and materials.The Company subsequently ceased these plans  and is not currently engaged in any business operations. The Company is seeking to consummate a merger or acquisition.

Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Our operating expenses for the three month period ended September 30, 2020 and September 30, 2019 are outlined in the table below:

	Three	Three
	months	months
	ended	ended
	September 30,	September 30,
	2020	2019
Revenue	$0	$0
General and Administrative Expenses	$325	$300
Professional fees	$1,334	$1,000
Net Operating Loss	$(1,759)	$(1,300))

 Operating Revenues

No revenues were recorded for the three months ended September 30, 2020 and September 30, 2019.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2020 were $1,759, compared with $1,300 for the three months endedSeptember 30, 2019. The increase in expenses for the current period was due to an increase in operating expenses. The operating expensesincluded,general and administrative expenses and professional fees.

Net loss for the three months ended September 30, 2020were $1,759, compared with $1,300 for the three months ended September 30, 2019. The increase in net loss for the current period was due to an increase in operating expenses. The operating expenses included,general and administrative expenses and professional fees.

Nine months ended September 30, 2020 compared to thenine months ended September 30, 2019.

Our operating expenses for the nine month period ended September 30, 2020 and September 30, 2019 are outlined in the table below:

	Nine	Nine
	months	months
	ended	ended
	September 30	September 30,
	2020	2019
Revenue	$0	$0
General and Administrative Expenses	$3,149	$900
Professional fees	$6.246	$3,000
Net Operating Loss	$(9,395)	$(3,900))

Operating Revenues

No revenues were recorded for the nine months ended September 30, 2020 and September 30, 2019.

Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2020 were $9,395, compared with $3,900 for the nine months ended September 30, 2019. The increase in expenses for the current period was due to an increase in operating expenses. The operating expenses included,general and administrative expenses and professional fees.

Net loss for the nine months ended September 30, 2020 were $9,395, compared with $3,900 for the nine months ended September 30, 2019. The increase in net loss for the current period was due to an increase in operating expenses and loan from a related party. The operating expenses included,general and administrative expenses and professional fees.

Liquidity and Capital Resources

Working Capital

	As at	As at
	September, 30	December 31,
	2020	2019
Current Assets	$0	$0
Current Liabilities	$64,467	$62,585
Working Capital (deficiency)	$(64,467)	$(62,585)

 Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2020	2019
Net cash used in operating activities	$0	$0
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$0	$0
Net increase in cash	$0	$0

As at September 30, 2020, our total assets were $0 and at the year ended December 31, 2019, our total assets were $0 .

As at September 30, 2020, we had total liabilities of $64,467 compared with total liabilities of $62,585 as at December 31, 2019. The increase in total liabilities was due to professional fees, general and administrative expenses and amounts owed to a related party of in the nine months ended September 30, 2020.

As at September 30, 2020, we had a working capital deficit of $64,467 compared with a working capital of $62,585 as at December 31, 2019. The working capital deficit is due to amounts owed to a related party and increase in professional fees and general and administrative fees in the nine months ended September 30, 2020.

Cashflow from Operating Activities

During the nine months ended September 30, 2020 and September 30, 2019, $0 in cash was used for operating activities,

Cashflow from Investing Activities

During the nine months ended September 30, 2020 and September 30, 2019, we did not have any investing activities.

Cashflow from Financing Activities

During the nine months ended September 30, 2020 and September 30, 2019, we did not have any financing activities.
14

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

For the nine month period ended to September 30, 2020 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as our company incurred losses in this period.

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

As of the end of our quarter covered by this report, September 30, 2020 and as of the date of this filing, November 3, 2020, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Karina Garcia Peralta of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Karina Garcia Peraltaconcluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

ME RENEWABLE POWER CORPORATION
(Registrant)

Dated: November 3, 2020	By:	/s/ Karina Garcia Peralta
Karina Garcia Peralta
Chief Executive Officer Chief Financial Officer, President
(Principal Executive Officer) (Principal Financial Officer)

