Form 10-K
period 2020-12-31
ME Renewable Power Corp
filed 2021-04-21
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,750,000. Market value is based on the assumed value of $2.00 per share, being the most recent sale price of the common stock prior to June 30, 2020.

227,375,000 common shares issued and outstanding as of date of this report, December 31, 2020.

227,375,000 common shares issued and outstanding as of the date of this fling, April 21, 2021.

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

For the year ended December 31, 2020 we have incurred net losses of $6,640 and an accumulated deficit of $107,159. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully develop, acquire, or commercialize any products or services, and competitive and general economic conditions.

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

As of December 31, 2020, we are authorized to issue up to 75,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
December 31, 2020	$.510	$.510
September 30, 2020	$.510	$.510
June 30, 2020	$2.00	$2.00
March 31, 2020	$.550	$.550
December 31, 2019	$.713	$.713
September 30, 2019	$.800	$.800
June 30, 2019	$1.70	$ 1.70
March 31, 2019	$1.00	$ 1.00
December 31, 2018	$1.00	$ 1.00

 ________________________________________________________________________________________________

* Our common stock was first quoted on the OTC Bulletin Board (now OTC Markets) on October 5, 2015

Our shares are issued in registered form. Globex Transfer LLC, of 780 Deltona Blvd., Suite 202, Deltona, FL 32725, Telephone: (813) 344-4490, Facsimile: (386) 267-3124 is the registrar and transfer agent for our common shares.

On December 31, 2020, the shareholders’ list showed 32 registered shareholders with 227,375,000 common shares outstanding.

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

Our net loss for the fiscal year ended December 31, 2019, was $6,640.

Out net loss for the fiscal year ended December 31, 2020 was $20,460.

For the period from January 1, 2018 to December 31, 2020, we have not generated any revenues.

During the fiscal years ended December 31, 2019, we incurred expenses of $6,640. Operating expenses included general and administrative fees and professional fees from accountants.

During the fiscal years ended December 31, 2020, we incurred expenses of $20,460. Operating expenses included, general and administrative fees, EDGAR filings fees, professional fees from accountants and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020 and December 31, 2019, our current assets were $0 in both periods. As of December 31, 2020, our current liabilities were $75,532 compared to $62,585 in current liabilities at December 31, 2019.

Stockholders’ equity increased to a deficit of $75,532 as of December 31, 2020 from a deficit of $62,585 as of December 31, 2019.

The weighted average number of shares outstanding was 227,375,000 for the year ended December 31, 2020 and 7,375,000 in the year ended December 31, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2020 and December 31, 2019, net cash flows used in operating activities was $0.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities for the period during the year ended December 31, 2020 or December 31, 2019.

Cash Flows from Financing Activities

We neither generated, nor used, funds in investing activities for the period during the year ended December 31, 2020 or December 31, 2019.
12

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

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $127,619 as of December 31, 2020 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2020. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

14

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of ME Renewable Power Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ME Renewable Power Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the financial statements, the Company has no operations, has ongoing net losses and an accumulated deficit since inception. These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Bayville, NJ

April 21, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

F-1

ME Renewable Power Corporation
BALANCE SHEETS
(Audited)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$7,880	$10,988
Accounts Payable - Related Party	11,320	8,820
Loan Payable - Related Party	13,555	—
Shareholder Loan	42,777	42,777

Total Current Liabilities	75,532	62,585

Total Liabilities	75,532	62,585

Stockholder's Deficit

Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at December 31, 2020 and December 31, 2019	—	—
Common Stock, par value $0.0001,
390,000,000 shares Authorized, 227,375,000 shares Issued and
Outstanding at December 31, 2020 and 7,375,000 at December 31, 2019	22,738	738
Additional Paid-In Capital	29,349	43,836
Accumulated Deficit	(127,619)	(107,159)

Total Stockholder's Deficit	(75,532)	(62,585)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these audited financial statements

F-2

ME Renewable Power Corporation
STATEMENT OF OPERATIONS
(Audited)

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2020	2019

Revenues:	$—	$—

Expenses:
General and administrative expense	8,894	1,200
Professional fees	11,566	5,440
Total Operating Expenses	20,460	6,640

Operating Loss	20,460	6,640

Net Loss	$(20,460)	$(6,640)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	123,659,153	7,375,000

The accompanying notes are an integral part of these audited financial statements

F-3

ME Renewable Power Corporation
STATEMENT OF STOCKHOLDERS' DEFICIT
(Audited)
	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2018	7,375,000	$738	$43,836	$(100,519)	$(55,945)

Net Loss for the Year Ended December 31, 2019	—	$—	$—	$(6,640)	(6,640)

Balance At December 31, 2019	7,375,000	738	43,836	(107,159)	(62,585)

Issuance of Common Stock for Debt Conversion	220,000,000	22,000	(14,487)	—	7,513

Net Loss for the Year Ended December 31, 2020	—	—	—	(20,460)	(20,460)

Balance at December 31, 2020	227,375,000	$22,738	$29,349	$(127,619)	$(75,532)

The accompanying notes are an integral part of these audited financial statements

F-4

ME Renewable Power Corporation
STATEMENT OF CASH FLOWS
(Audited)

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2020	2019
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(20,460)	$(6,640)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt Converted for Common Stock Issuance	—	—
Changes In:
Accounts Payable	(3,108)	3,700
Acounts Payable - Related Party	10,013	2,940
Net Cash Used in Operating Activities	(13,555)	—

CASH FLOWS FROM FINANCING
Loans from Related Party	13,555	—
Net Cash Provided by Financing Activities	13,555	—

Net (Decrease) Increase in Cash	—	—
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 60,000,000 Shares of Common Stock for Debt Conversion	$2,049	$—
Issuance of 160,000,000 Shares of Common Stock for Debt Conversion	$5,464	$—

The accompanying notes are an integral part of these audited financial statements

F-5

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2020

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

On January 31, 2020, one of the Company’s shareholders made a motion and application to be appointed as custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 4 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the shareholder’s request and the shareholder was appointed as custodian for the Company (“Custodian”). As Custodian of the Company, the shareholder was ordered to file an amendment to the Company’s articles of incorporation which was filed in conformity with N.R.S. 78.347(4) and the shareholder was ordered to have the Company’s charter reinstated in Nevada, to notice and hold a shareholder meeting; to provide a report to the Court of the actions taken at the shareholder meeting; to identify and name a new registered agent in the State of Nevada; to reinstate the Company in the State of Nevada; and the Custodian. In addition to the aforementioned items set forth in the Order Appointing the Custodian, the Custodian was given the power and authority to take any action it deemed reasonable and for the benefit of the Company and its shareholders.  The Custodian is now in the process of meeting all of the requirements set forth in the Court Order and filing a motion to terminate its services.  Upon granting the motion, the Court issued an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian.

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
F-6

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2020

(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the years ended December 31, 2020 and 2019 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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
F-7

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2020

(Audited)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $127,619 as of December 31, 2020 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

There were 7,375,000 shares issued and outstanding at December 31, 2019 and there were 227,375,000 shares issued and outstanding at December 31, 2020.

F-8

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2020

(Audited)

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

 During the year ended December 31, 2016, the Company was provided loans of $42,777 by MakDickWai David, a shareholder. Shareholder loans due by the Company as of December 31, 2019 and December 31, 2020 were $42,777, respectively. The advances are non-interest bearing, due upon demand and unsecured.

On May 21, 2020, $2,049 of debt that was paid by a Related Party, was converted in exchange for 60,000,000 shares of common stock to the Related Party.

On May 21, 2020, $3,600 of debt was paid by a Related Party as a non-interest bearing loan.

On July 2, 2020, $1,864 of debt was paid by a Related Party as a non-interest bearing loan.

On July 2, 2020, the total amount of $5,464, was converted in exchange for 160,000,000 shares of common stock to the Related Party. As of December 31, 2020, $0 is due to on this loan.

In December 2020, a Related Party paid expenses on behalf of the Company in the amount of $5,055. This amount is held in a Promissory Note, non-interest bearing, due on demand. As of December 31, 2020, $5,055 is outstanding on this loan.

In the year ended December 31, 2020, a Related Party provided the internal accounting for the Company. As of December 31, 2020, $11,320 is due to as Related Party Payable for these services.

The Company currently operates out of an office of a related party free of rent.

F-9

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2020

(Audited)

NOTE 6 – INCOME TAXES

As of December 31, 2020, the Company had net operating loss carry forwards of approximately $127,619 that may be available to reduce future years' taxable income in varying amounts through 2040. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2020	December 31, 2019
Federal income tax benefit attributable to:
Current operations	$26,800	$24,647
Less: change in valuation allowance	(26,800)	(24,647)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2020	December 31, 2019
Deferred tax asset attributable to:
Net operating loss carry over	$44,667	$37,506
Less: valuation allowance	(44,667)	(37,506)
Net deferred tax asset	$—	$—

 Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $127,619 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

NOTE 7 - SUBSEQUENT EVENTS

There were no other legal proceedings threatened or otherwise.

F-10

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

As of the period covered by this report, December 31, 2020 and as of the date of this filing, April 21, 2021, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Karina Garcia Peralta of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Karina Garcia Peralta concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

For the Year Ended December 31, 2019:

Name and Address of Executive Officer and/or Director	Age	Position

Ka Sing Edmund Yeung Room 803, 8th Floor, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui, Hong Kong	50	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

 Ka Sing Edmund Yeung– Previous President, CEO. CFO, Secretary, Treasurer and Director, age 50

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

Our company believes that Mr. Yeung's professional background experience gave him the qualifications and skills necessary to serve as a director and officer of our company.

For the Year Ended December 31, 2020:

Name and Address of Executive Officer and/or Director	Age	Position

Karina Garcia Peralta Vista del vaque #13 la charcas Santiago, Dominican Republic	31	President and Director (Principal Executive, Financial and Accounting Officer)

Karina Garcia Peralta– Current President, CEO., CFO and Director, age 31

Karina Garcia Peralta, 31, is a high school graduate and resident of Santiago in the Dominican Republic. She has been known by the Custodian and principal shareholder of ME Renewable Power for over ten years.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended December 31, 2019 and December 31, 2020.

Summary Compensation Table

SUMMARY COMPENSATION TABLE For the Years Ended December 31, 2019 and December 31, 2020
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Ka Sing Edmund Yeung (1)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer, and Director	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Karina Garcia Peralta (2)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer Chief Financial Officer, and Director	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Ka Sing Edmund Yeung was appointed as our President, Chief Financial Officer, Secretary, Treasurer and sole Director on April 18, 2016. On December 1, 2016 he assumed the additional title of Chief Executive Officer. As of the year ended December 31, 2019, Ka Sing Edmund Yeung was our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

(2)

On May 20, 2020, Karina Garcia Peralta was appointed President, Chief Executive Officer, Chief Financial Officer and Director of the Company. As of the year ended December 31, 2020, Karina Garcia Peralta was our President, Chief Executive Officer, Chief Financial Officer and sole Director.

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

No equity awards were outstanding as of the year ended December 31, 2020.

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
18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2020 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Ka Sing Edmund Yeung (2)(3) President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, and Director	Nil	0%

Karina Garcia Peralta(2)(5) President, Chief Executive Officer, Chief Financial Officer, and Director	Nil	0%

Directors and Executive Officers as a Group	Nil	0%

Microenergy Asia Pacific Limited(4) Unit 803 Lippo Sun Plaza, 28 Canton Road, Hong Kong,	6,000,000 Common Stock	3%

Friction & Heat LLC(1)(6) 7325 Oswego Road Liverpool, NY 13090	220,000,000 Common Stock	97%

Shareholders Holding Over 5%	220,000,000 Common Shares

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2020.

As of December 31, 2020 there were 227,375,000 shares of our company’s common stock issued and outstanding.

As of the date of this report, April 21, 2021, there are 227,375,000 shares of our company’s common stock issued and outstanding.

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

(4)	Mak Dick Wai David holds voting and dispositive control over securities held by Microenergy Asia Pacific Limited.
(5)	On May 20, 2020, Karina Garcia Peralta was appointed President, Chief Executive Officer, Chief Financial Officer and Director of the Company.
(6)	Joseph Pasalaqua is the sole Managing Member of Friction & Heat LLC.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2016, a previous shareholder forgave loans to the Company in the amount of $11,074. The transaction was recorded to additional paid in capital. As of December 31, 2020, $0 is remaining on this shareholder advance.

During the year ended December 31, 2016, a shareholder of the Company, Mak DickWai David, further advanced the Company $42,777 to cover the Company’s operating expenses. The loan is non-interest bearing, due upon demand and unsecured. As of the year ended December 31, 2020, $42,777 is due on this shareholder advance.

During the year ended December 31, 2020, a shareholder of the Company, Joseph Passalaqua, paid expenses on behalf of the Company for operations. As of the year ended December 31, 2020, $5,055 remains outstanding on these loans. The loan is non-interest bearing, due upon demand and unsecured.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

As of December 31, 2020 and the date of this filing, Karina Garcia Peralta, serves our sole director and as our sole officer. Ms. Peralta not an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2020 and for fiscal year ended December 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	December 31, 2020	December 31, 2019
Audit Fees	$3,000	$3,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
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

\ITEM 15. EXHIBITS

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

ME RENEWABLE POWER CORPORATION

Dated: April 21, 2021	By:	/s/ Karina Garcia Peralta
Karina Garcia Peralta
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 21, 2021	By:	/s/ Karina Garcia Peralta
Karina Garcia Peralta
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

