Form 10-Q
period 2021-03-31
ME Renewable Power Corp
filed 2021-05-12
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2021

or

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

227,375,000 common shares issued and outstanding as of date of this report, March 31, 2021.

227,375,000 common shares issued and outstanding as of the date of this fling, May 11, 2021.

ME RENEWABLE POWER CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ME Renewable Power Corporation
BALANCE SHEETS

	(Unaudited)	Audited)
	March 31, 2021	December 31, 2020
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$8,979	$7,880
Accounts Payable - Related Party	11,820	11,320
Loan Payable - Related Party	13,555	13,555
Shareholder Loan	42,777	42,777

Total Current Liabilities	77,131	75,532

Total Liabilities	77,131	75,532

Stockholder's Deficit

Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at March 31, 2021 and December 31, 2020	—	—
Common Stock, par value $0.0001,
390,000,000 shares Authorized, 227,375,000 shares Issued and
Outstanding at March 31, 2021 and December 31, 2020	22,738	22,738
Additional Paid-In Capital	29,349	29,349
Accumulated Deficit	(129,218)	(127,619)

Total Stockholder's Deficit	(77,131)	(75,532)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2021	2020

Revenues:	$—	$—

Expenses:
General and administrative expense	300	2,250
Professional fees	1,299	3,116
Total Operating Expenses	1,599	5,366

Operating Loss	(1,599)	(5,366)

Net Loss	$(1,599)	$(5,366)

Basic & Diluted Loss per Common Share	$(0.00)

Weighted Average Common Shares
Outstanding	227,375,000	7,375,000

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

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2020	227,375,000	$22,738	29,349	(127,619)	(75,532)

Net Loss for the Three Months Ended March 31, 2021	—	$—	$—	$(1,599)	$(1,599)

Balance At March 31, 2021	227,375,000	$22,738	$29,349	$(129,218)	$(77,131)

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2021	2020
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(1,599)	$(5,366)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	1,099	4,866
Accounts Payable - Related Party	500	500
Net Cash Used in Operating Activities	—	—

CASH FLOWS FROM FINANCING
Loans from Related Party	—	—
Net Cash Provided by Financing Activities	—	—

Net (Decrease) Increase in Cash
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2021

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

March 31, 2021

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

At March 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $129,218 as of March 31, 2021 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

There were 227,375,000 shares issued and outstanding at December 31, 2020 and March 31, 2021.

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

March 31, 2021

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

 During the year ended December 31, 2016, the Company was provided loans of $42,777 by MakDickWai David, a shareholder. The loan is non-interest bearing, due upon demand and unsecured As of the year ended December 31, 2020 and the three months ended March 31, 2021, $42,777 is outstanding on this Shareholder loan..

On May 21, 2020, $2,049 of debt that was paid by Joseph Passalaqua, a Related Party, was converted for 60,000,000 shares of common stock issued to Friction & Heat LLC, whose sole management member is Joseph Passalaqua.

On May 21, 2020, $3,600 of debt was paid by Joseph Passalaqua, a Related Party, as a non-interest bearing loan.

On July 2, 2020, $1,864 of debt was paid by Joseph Passaalqua, a Related Party, as a non-interest bearing loan.

On July 2, 2020, the total amount of $5,464, was converted for 160,000,000 shares of common stock issued to Friction & Heat LLC, whose sole managing member is Joseph Passalauqa, in exchange for debt due to a Related Party.

During the year ended December 31,2020, Joseph Passlaqua, a Related Party, paid expenses on behalf of the Company in the amount of $5,055. This amount is held in a Promissory Note, non-interest bearing, due on demand and unsecured. As of the year ended December 31, 2020 and March 31, 2021, $5,055 is outstanding on this loan.

During the year endedDecember 31, 2020, Joseph Passalaqua, a Related Party, committed to pay the professional expenses on behalf of the Company in the amount of $8,500. The loan is non-interest bearing, due upon demand and unsecured. As of the year ended December 31, 2020 and the three months ended March 31, 2021, $8,500 is outstanding on this loan.

For the years 2017 -2020 and thethree months ended March 31, 2021, Lyboldt-Daly Inc.,whose sole officer is Joseph Passalauqa,a Related Party, provided the internal accounting for the Company. As of March 31, 2021, $11,820 is due to as Related Party Payable for these services.

The Company currently operates out of an office of a related party free of rent.

NOTE 6 – INCOME TAXES

As of March 31, 2021, the Company had net operating loss carry forwards of approximately $129,218 that may be available to reduce future years' taxable income in varying amounts through 2041. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

On January 31, 2020, one of the Company’s shareholders made a motion and application to be appointed as custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 4 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the shareholder’s request and the shareholder was appointed as custodian for the Company (“Custodian”). As Custodian of the Company, the shareholder was ordered to file an amendment to the Company’s articles of incorporation which was filed in conformity with N.R.S. 78.347(4) and the shareholder was ordered to have the Company’s charter reinstated in Nevada, to notice and hold a shareholder meeting; to provide a report to the Court of the actions taken at the shareholder meeting; to identify and name a new registered agent in the State of Nevada; to reinstate the Company in the State of Nevada; and the Custodian. In addition to the aforementioned items set forth in the Order Appointing the Custodian, the Custodian was given the power and authority to take any action it deemed reasonable and for the benefit of the Company and its shareholders.  The Custodian is now in the process of meeting all of the requirements set forth in the Court Order and filing a motion to terminate its services.  Upon granting the motion, the Court will issue an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian. As of the date of this filing the motion has been granted.OnMay 20, 2020, the Custodian as an interim officer acting on behalf of the Company, appointed Karina Garcia Peralta as President, Principal Executive Officer, Principal Financial Officer, Director and Sole officer of the Company.

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

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Our operating expenses for the three month period ended March 31, 2021 and March 31, 2020 are outlined in the table below:

	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2021	2020
Revenue	$0	$0
General and Administrative Expenses	$300	$2,250
Professional fees	$1,299	$3,116
Net Operating Loss	$(1,599)	$(5,366))

 Operating Revenues

No revenues were recorded for the three months ended March 31, 2021 and March 31, 2020.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2021 were $1,599, compared with $5,366 for the three months endedMarch 31, 2020. The increase in expenses for the current period was due to an increase in operating expenses. The operating expensesincluded,general and administrative expenses and professional fees.

Net loss for the three months ended March 31, 2021were $1,599, compared with $5,366 for the three months ended March 31, 2020. The increase in net loss for the current period was due to an increase in operating expenses. The operating expenses included,general and administrative expenses and professional fees.

Liquidity and Capital Resources

Working Capital

	As at	As at
	March 31,	March 31,
	2021	2020
Current Assets	$0	$0
Current Liabilities	$77,131	$67,951
Working Capital (deficiency)	$(77,131)	$(67,951)

Cash Flows

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Net cash used in operating activities	$0	$0
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$0	$0
Net increase in cash	$0	$0

As at the year ended December 31, 2020, our total assets were $0 and as atMarch 31, 2021, our total assets were $0.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2021, we had total liabilities of $77,131 compared with total liabilities of $75,532 as at December 31, 2020. The increase in total liabilities was due toprofessional fees, general and administrative expenses and amounts owed to a related party of in the three months ended March 31, 2021.

As at March 31, 2021, we had a working capital deficit of $77,131 compared with a working capital of $75,532 as at December 31, 2020. The working capital deficit is due to amounts owed to a related party and increase in professional fees and general and administrative fees in the three months ended March 31, 2021.At March 31, 2021, we owed Related Party loans of $13,555, a Shareholder loan of $42,777, Related Party Payable of $11,820 and Accounts Payable of $8,979.

Cashflow from Operating Activities

 During the three months ended March 31, 2021 and March 31, 2020, $0 in cash was used for operating activities.

Cashflow from Investing Activities

 During the three months ended March 31, 2021 and March 31, 2020, we did not have any investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2021 and March 31, 2020, we did not have any financing activities.

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

For the three month period ended to March 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as our company incurred losses in this period.

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

As of the end of our quarter covered by this report, March 31, 2021 and as of the date of this filing, May 11, 2021, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Karina Garcia Peralta of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Karina Garcia Peraltaconcluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

ME RENEWABLE POWER CORPORATION
(Registrant)

Dated: May 11, 2021	By:	/s/ Karina Garcia Peralta
Karina Garcia Peralta
Chief Executive Officer Chief Financial Officer, President
(Principal Executive Officer) (Principal Financial Officer)

