Form 10-Q
period 2021-06-30
ME Renewable Power Corp
filed 2021-08-20
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-202234

ME RENEWABLE POWER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	30-0845224
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Vista del vaque #13 la charcas Santiago, Dominican Republic
10110
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

Large accelerated filer	Accelerated filer
Non-accelerated Filer	Smaller reporting company	☒
	Emerging growth company	☐

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

227,375,000 common shares issued and outstanding as of date of this report, June 30, 2021.

227,375,000 common shares issued and outstanding as of the date of this fling, August 21, 2021.

ME RENEWABLE POWER CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.

Item 1.	Financial Statements (Unaudited)	3

Item 2.	Management's Discussion and Analysis of Financial Condition or Plan of Operation.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4.	Controls and Procedures.	16

PART II - OTHER INFORMATION.

Item 1.	Legal Proceedings.	17

Item 1A.	Risk Factors.	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3.	Defaults Upon Senior Securities.	17	7

Item 4.	Mine Safety Disclosures.	17	6

Item 5.	Other Information.	17

Item 6.	Exhibits.	18

SIGNATURES.		19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ME Renewable Power Corporation
BALANCE SHEETS

	(Unaudited)	Audited)
	June 30, 2021	December 31, 2020
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$10,032	$7,880
Accounts Payable - Related Party	12,320	11,320
Loan Payable - Related Party	15,093	13,555
Shareholder Loan	42,777	42,777

Total Current Liabilities	80,222	75,532

Total Liabilities	80,222	75,532

Stockholder's Deficit

Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at March 31, 2021 and December 31, 2020	—	—
Common Stock, par value $0.0001,
390,000,000 shares Authorized, 227,375,000 shares Issued and
Outstanding at June 30, 2021 and December 31, 2020	22,738	22,738
Additional Paid-In Capital	29,349	29,349
Accumulated Deficit	(132,309)	(127,619)

Total Stockholder's Deficit	(80,222)	(75,532)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues:	$—	$—	$—	$—

Expenses:
General and administrative expense	1,838	574	2,138	2,824
Professional fees	1,253	1,696	2,552	4,812
Total Operating Expenses	3,091	2,270	4,690	7,636

Operating Loss	(3,091)	(2,270)	(4,690)	(7,636)

Net Loss	$(3,091)	$(2,270)	$(4,690)	$(7,636)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	227,375,000	67,375,000	227,375,000	67,375,000

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2021
(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders' Deficiency
Balance At December 31, 2020	227,375,000	$22,738	29,349	(127,619)	(75,532)

Net Loss for the Three Months Ended March 31, 2021	—	$—	$—	$(1,599)	$(1,599)

Balance At March 31, 2021	227,375,000	$22,738	$29,349	$(129,218)	$(77,131)

Net Loss for the Three Months Ended June 30, 2021	—	$—	$—	$(3,091)	$(3,091)

Balance At June 30, 2021	227,375,000	$22,738	$29,349	$(132,309)	$(80,222)

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,690)	$(7,636)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	2,152	987
Accounts Payable - Related Party	1,000	3,049
Net Cash Used in Operating Activities	(1,538)	(3,600)

CASH FLOWS FROM FINANCING
Loans from Related Party	1,538	3,600
Net Cash Provided by Financing Activities	1,538	3,600

Net (Decrease) Increase in Cash
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 60,000,000 Shares of Common Stock for Debt Conversion	$—	$2,049

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2021

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

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

June 30, 2021

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

At June 30, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $132,309 as of June 30, 2021 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The effects of Covid -19 could impact our ability to operate under the going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from Covid-19 that cast significant doubt on the company’s ability to operate under the going concern. It is possible that our company will have issues relating to the current situation that will need to be considered by management in the future. There will be a wide range of factors to take into account in going concern judgments and financial projections including travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of suppliers and customers and their effect on expected profitability and other key financial performance ratios including information that shows whether there will be sufficient liquidity to continue to meet obligations when they are due.

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

There were 227,375,000 shares issued and outstanding at December 31, 2020 and June 30, 2021.

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

During the year ended December 31, 2016, the Company was provided loans of $42,777 by MakDickWai David, a shareholder. The loan is non-interest bearing, due upon demand and unsecured As of the year ended December 31, 2020 and the six months ended June 30, 2021, $42,777 is outstanding on this Shareholder loan.

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

During the year ended December 31,2020, Joseph Passlaqua, a Related Party, paid expenses on behalf of the Company in the amount of $5,055. This amount is held in a Promissory Note, non-interest bearing, due on demand and unsecured. As of the year ended December 31, 2020 and June 30, 2021, $5,055 is outstanding on this loan.

During the year ended December 31, 2020, Joseph Passalaqua, a Related Party, committed to pay the professional expenses on behalf of the Company in the amount of $8,500. The loan is non-interest bearing, due upon demand and unsecured. As of the year ended December 31, 2020 and the six months ended June 30, 2021, $8,500 is outstanding on this loan.

On May 31, 2021, $1,538 of debt was paid by Joseph Passalaqua, a Related Party, as a non-interest bearing loan.

For the years 2017 -2020 and the six months ended June 30, 2021, Lyboldt-Daly Inc., whose sole officer is Joseph Passalauqa,a Related Party, provided the internal accounting for the Company. As of June 30, 2021, $12,320 is due to as Related Party Payable for these services.

The Company currently operates out of an office of a related party free of rent.

NOTE 6 – INCOME TAXES

As of June 30, 2021, the Company had net operating loss carry forwards of approximately $132,309 that may be available to reduce future years' taxable income in varying amounts through 2041. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Results of Operations

Three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Our operating expenses for the three month period ended June 30, 2021 and June 30, 2020 are outlined in the table below:

	Three	Three
	months	months
	ended	ended
	June 30,	June 30,
	2021	2020
Revenue	$0	$0
General and Administrative Expenses	$1,838	$574
Professional fees	$1,253	$1,696
Net Operating Loss	$(3,091)	$(2,270)

Operating Revenues

No revenues were recorded for the three months ended June 30, 2021 and June 30, 2020.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2021 were $3,091, compared with $2,270 for the three months ended June 30, 2020. The increase in expenses for the current period was due to an increase in operating expenses. The operating expenses included, general and administrative expenses and professional fees.

Net loss for the three months ended June 30, 2021 were $3,091, compared with $2,270 for the three months ended June 30, 2020.  The increase in net loss for the current period was due to an increase in operating expenses. The operating expenses included, general and administrative expenses and professional fees.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Our operating expenses for the six month period ended June 30, 2021 and June 30, 2020 are outlined in the table below:

	Six	Six
	months	months
	ended	ended
	June 30,	June 30,
	2021	2020
Revenue	$0	$0
General and Administrative Expenses	$2,138	$2,824
Professional fees	$2,552	$4,812
Net Operating Loss	$(4,690)	$(7,636)

Operating Revenues

No revenues were recorded for the six months ended June 30, 2021 and June 30, 2020.

Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2021 were $4,690, compared with $7,636 for the six months ended June 30, 2020. The decrease in expenses for the current period was due to a decrease in operating expenses. The operating expenses included general and administrative expenses and professional fees.

Net loss for the six months ended June 30, 2021were $4,690, compared with $7,636 for the six months ended June 30, 2020.  The decrease in net loss for the current period was due to a decrease in operating expenses. The operating expenses included general and administrative expenses and professional fees.

Liquidity and Capital Resources

Working Capital

	As at	As at
	June 30,	June 30,
	2021	2020
Current Assets	$0	$0
Current Liabilities	$80,222	$68,172
Working Capital (deficiency)	$(80,222)	$(68,172)

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30,	June 30,
	2021	2020
Net cash used in operating activities	$(1,538)	$(3,600)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$1,538	$3,600
Net increase in cash	$0	$0

As at the year ended December 31, 2020, our total assets were $0 and as at June 30, 2021, our total assets were $0.

Liquidity and Capital Resources

As at June 30, 2021, we had total liabilities of $80,222 compared with total liabilities of $75,532 as at December 31, 2020. The increase in total liabilities was due to professional fees, general and administrative expenses and amounts owed to a related party of in the six months ended June 30, 2021.

As at June 30, 2021, we had a working capital deficit of $80,222 compared with a working capital of $75,532 as at December 31, 2020. The working capital deficit is due to amounts owed to a related party and increase in professional fees and general and administrative fees in the six months ended June 30, 2021. At June 30, 2021, we owed Related Party loans of $15,093, a Shareholder loan of $42,777, Related Party Payable of $12,320 and Accounts Payable of $10,032.

Cashflow from Operating Activities

During the six months ended June 30, 2021 and June 30, 2020, $1,538 and $3,600 in cash was used for operating activities, respectively.

Cashflow from Investing Activities

During the six months ended June 30, 2021 and June 30, 2020, we did not have any investing activities.

Cashflow from Financing Activities

During the six months ended June 30, 2021 and June 30, 2020, $1,538 and $3,600 were provided in financing activities, respectively.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

The effects of Covid -19 could impact our ability to operate under the going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from Covid-19 that cast significant doubt on the company’s ability to operate under the going concern. It is possible that our company will have issues relating to the current situation that will need to be considered by management in the future. There will be a wide range of factors to take into account in going concern judgments and financial projections including travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of suppliers and customers and their effect on expected profitability and other key financial performance ratios including information that shows whether there will be sufficient liquidity to continue to meet obligations when they are due.

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

Critical Accounting Policies (Continued)

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

For the three month period ended to June 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as our company incurred losses in this period.

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

As of the end of our quarter covered by this report, June 30, 2021 and as of the date of this filing, August 21, 2021, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Karina Garcia Peralta of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Karina Garcia Peraltaconcluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

ME RENEWABLE POWER CORPORATION
(Registrant)

Dated: August 21, 2021	By:	/s/ Karina Garcia Peralta
Karina Garcia Peralta
Chief Executive Officer Chief Financial Officer, President
(Principal Executive Officer) (Principal Financial Officer)

