Form 10-Q
period 2021-09-30
ME Renewable Power Corp
filed 2021-11-15
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2021

or

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

227,375,000 common shares issued and outstanding as of date of this report, September 30, 2021.

227,375,000 common shares issued and outstanding as of the date of this fling, November 15, 2021.

ME RENEWABLE POWER CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ME Renewable Power Corporation
BALANCE SHEETS

	(Unaudited)	Audited)
	September 30, 2021	December 31, 2020
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$11,083	$7,880
Accounts Payable - Related Party	12,820	11,320
Loan Payable - Related Party	15,660	13,555
Shareholder Loan	42,777	42,777

Total Current Liabilities	82,340	75,532

Total Liabilities	82,340	75,532

Stockholder's Deficit

Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at September 30, 2021 and December 31, 2020	—	—
Common Stock, par value $0.0001,
390,000,000 shares Authorized, 227,375,000 shares Issued and
Outstanding at September 30, 2021 and December 31, 2020	22,738	22,738
Additional Paid-In Capital	29,349	29,349
Accumulated Deficit	(134,427)	(127,619)

Total Stockholder's Deficit	(82,340)	(75,532)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues:	$—	$—	$—	$—

Expenses:
General and administrative expense	867	325	3,005	3,149
Professional fees	1,251	1,434	3,803	6,246
Total Operating Expenses	2,118	1,759	6,808	9,395

Operating Loss	(2,118)	(1,759)	(6,808)	(9,395)

Net Loss	$(2,118)	$(1,759)	$(6,808)	$(9,395)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	227,375,000	89,133,242	227,375,000	227,375,000

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Nine Months Ended September 30, 2020
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2019	7,375,000	$738	$43,836	$(107,159)	$(62,585)

Net Loss for the Three Months Ended March 31, 2020	—	$—	$—	$(5,366)	$(5,366)

Balance At March 31, 2020	7,375,000	$738	$43,836	$(112,525)	$(67,951)

Issuance of Common Stock for Debt Conversion	60,000,000	$6,000	$(3,951)	$—	$2,049
Net Loss for the Three Months Ended June 30, 2020	—	$—	$—	$(2,270)	$(2,270)

Balance At June 30, 2020	67,375,000	$6,738	$39,885	$(114,795)	$(68,172)

Issuance of Common Stock for Debt Conversion	160,000,000	16,000	(10,536)	—	5,464
Net Loss for the Three Months Ended September 30, 2020	—			$(1,759)	$(1,759)

Balance At September 30, 2020	227,375,000	$22,738	$29,349	$(116,554)	$(64,467)

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Nine Months Ended September 30, 2021
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2020	227,375,000	$22,738	29,349	(127,619)	(75,532)

Net Loss for the Three Months Ended March 31, 2021	—	$—	$—	$(1,599)	$(1,599)

Balance At March 31, 2021	227,375,000	$22,738	$29,349	$(129,218)	$(77,131)

Net Loss for the Three Months Ended June 30, 2021	—	$—	$—	$(3,091)	$(3,091)

Balance At June 30, 2021	227,375,000	$22,738	$29,349	$(132,309)	$(80,222)

Net Loss for the Three Months Ended September 30, 2021	—	$—	$—	$(2,118)	$(2,118)

Balance At September 30, 2021	227,375,000	$22,738	$29,349	$(134,427)	$(82,340)

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(6,808)	$(9,395)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	3,203	7,895
Acounts Payable - Related Party	1,500	1,500
Net Cash Used in Operating Activities	(2,105)	—

CASH FLOWS FROM FINANCING
Loans from Related Party	2,105	—
Net Cash Provided by Financing Activities	2,105	—

Net (Decrease) Increase in Cash
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 60,000,000 Shares of Common Stock for Debt Conversion	$—	$2,049
Issuance of 160,000,000 Shares of Common Stock for Debt Conversion	$—	$5,464

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2021

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

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of nine months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

September 30, 2021

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

At September 30, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $134,427 as of September 30, 2021 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

There were 227,375,000 shares issued and outstanding at December 31, 2020 and September 30, 2021.

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

September 30, 2021

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

 During the year ended December 31, 2016, the Company was provided loans of $42,777 by MakDickWai David, a shareholder. The loan is non-interest bearing, due upon demand and unsecured As of the year ended December 31, 2020 and the nine months ended September 30, 2021, $42,777 is outstanding on this Shareholder loan..

On May 21, 2020, $2,049 of debt that was paid by Joseph Passalaqua, a Related Party, was converted for 60,000,000 shares of common stock issued to Friction & Heat LLC, whose sole management member is Joseph Passalaqua.

On May 21, 2020, $3,600 of debt was paid by Joseph Passalaqua, a Related Party, as a non-interest bearing loan.

On July 2, 2020, $1,864 of debt was paid by Joseph Passalaqua, a Related Party, as a non-interest bearing loan.

On July 2, 2020, the total amount of $5,464, was converted for 160,000,000 shares of common stock issued to Friction & Heat LLC, whose sole managing member is Joseph Passalaqua, in exchange for debt due to a Related Party.

In the year ended December 31, 2020, Joseph Passalaqua, a Related Party, paid expenses on behalf of the Company in the amount of $5,055. This amount is held in a Promissory Note, non-interest bearing, due on demand and unsecured. As of September 30, 2021, $5,055 is outstanding on this loan.

In the year ended December 31, 2020, Joseph Passalaqua, a Related Party, committed to pay the professional expenses on behalf of the Company in the amount of $8,500. The loan is non-interest bearing, due upon demand and unsecured. As of September 30, 2021, $8,500 is outstanding on this loan.

In the nine months ended September 30, 2020, Joseph Passalaqua, a Related Party, paid expenses on behalf of the Company in the amount of $2,105. This loan is non-interest bearing, due on demand and unsecured. As of September 30, 2021, $2,105 is outstanding on this loan.

For the years 2017 -2020 and the nine months ended September 30, 2021, Lyboldt-Daly Inc., whose sole officer is Joseph Passalauqa, a Related Party, provided the internal accounting for the Company. As of September 30, 2021, $12,320 is due to as Related Party Payable for these services.

The Company currently operates out of an office of a related party free of rent.

NOTE 6 – INCOME TAXES

As of September 30, 2021, the Company had net operating loss carry forwards of approximately $134,427 that may be available to reduce future years' taxable income in varying amounts through 2041. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Our operating expenses for the three month period ended September 30, 2021 and September 30, 2020 are outlined in the table below:

	Three	Three
	months	months
	ended	ended
	September 30,	September 30,
	2021	2020
Revenue	$0	$0
General and Administrative Expenses	$867	$325
Professional fees	$1,251	$1,434
Net Operating Loss	$(2,118)	$(1.759))

Operating Revenues

No revenues were recorded for the three months ended September 30, 2021 and September 30, 2020.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2021 were $2,118, compared with $1,759 for the three months ended September 30, 2020. The increase in expenses for the current period was due to an increase in operating expenses. The operating expenses included general and administrative expenses and professional fees.

Net loss for the three months ended September 30, 2021 were $2,118, compared with $1,759 for the three months ended September 30, 2020. The increase in net loss for the current period was due to an increase in operating expenses. The operating expenses included general and administrative expenses and professional fees.

 Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Our operating expenses for the nine month period ended September 30, 2021 and September 30, 2020 are outlined in the table below:

	Nine	Nine
	months	months
	ended	ended
	September 30,	September 30,
	2021	2020
Revenue	$0	$0
General and Administrative Expenses	$3,005	$3,419
Professional fees	$3,803	$6,246
Net Operating Loss	$(6,808)	$(9,395))

Operating Revenues

No revenues were recorded for the nine months ended September 30, 2021 and September 30, 2020.

Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2021 were $6,808, compared with $9,395 for the nine months ended September 30, 2020. The decrease in expenses for the current period was due to a decrease in operating expenses. The operating expenses included general and administrative expenses and professional fees.

Net loss for the nine months ended September 30, 2021were $6,808, compared with $9,395 for the nine months ended September 30, 2020. The decrease in net loss for the current period was due to a decrease in operating expenses. The operating expenses included general and administrative expenses and professional fees.

Liquidity and Capital Resources

Working Capital

	As at	As at
	September 30,	December 31,
	2021	2020
Current Assets	$0	$0
Current Liabilities	$82,340	$75,532
Working Capital (deficiency)	$(82,340)	$(75,532)

Cash Flows

	Nine months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2020
Net cash used in operating activities	$(2,105)	$0
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$2,105	$0
Net increase in cash	$0	$0

As at the year ended December 31, 2020, our total assets were $0 and as at September 30, 2021, our total assets were $0.

Liquidity and Capital Resources

As at September 30, 2021, we had total liabilities of $82,340 compared with total liabilities of $75,532 as at December 31, 2020. The increase in total liabilities was due to professional fees, general and administrative expenses and amounts owed to a related party of in the nine months ended September 30, 2021.

As at September 30, 2021, we had a working capital deficit of $82,340 compared with a working capital of $75,532 as at December 31, 2020. The working capital deficit is due to amounts owed to a related party and increase in professional fees and general and administrative fees in the nine months ended September 30, 2021. At September 30, 2021, we owed Related Party loans of $15,660, a Shareholder loan of $42,777, Related Party Payable of $12,820 and Accounts Payable of $11,083.

Cash Flow from Operating Activities

 During the nine months ended September 30, 2021 and September 30, 2020, $2,105 and $0 in cash was used for operating activities, respectively.

Cash Flow from Investing Activities

 During the nine months ended September 30, 2021 and September 30, 2020, we did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended September 30, 2021 and September 30, 2020, $2,105 and $0 were provided in financing activities, respectively.

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

 Critical Accounting Policies (Continued)

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

For the nine month period ended to September 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as our company incurred losses in this period.

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

As of the end of our quarter covered by this report, September 30, 2021 and as of the date of this filing, November 15, 2021, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Karina Garcia Peralta of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Karina Garcia Peraltaconcluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

ME RENEWABLE POWER CORPORATION
(Registrant)

Dated: November 15, 2021	By:	/s/ Karina Garcia Peralta
Karina Garcia Peralta
Chief Executive Officer Chief Financial Officer, President
(Principal Executive Officer) (Principal Financial Officer)

