Form 10-K
period 2021-12-31
ME Renewable Power Corp
filed 2022-05-06
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 333-202234

ME RENEWABLE POWER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	30-0845224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 19, Jalan Berjaya Baru, Taman Berjaya Baru, 43000 Kajang, Selangor, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: +6087-504857

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

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

Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an “emerging growth company”. See definition of “large accelerated filer”, "accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	¨
Non-accelerated filer	Smaller reporting company	☒
	Emerging growth company	¨

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

227,375,000 common shares issued and outstanding as of date of this report, December 31, 2021.

227,375,000 common shares issued and outstanding as of the date of this fling, May 6, 2022.

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

On April 25, 2022, Karina Garcia Peralta resigned as President, Principal Executive Officer, Principal Financial Officer, Director and Sole officer of the Company and Peter Rooney was appointed President, Principal Executive Officer, Principal Financial Officer, Director and Sole officer of the Company.

Our principal office address is located at:

No. 19, Jalan Berjaya Baru, Taman Berjaya Baru, 43000 Kajang,

Selangor, Malaysia

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

For the year ended December 31, 2021 we have incurred an accumulated deficit of $97,207. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully develop, acquire, or commercialize any products or services, and competitive and general economic conditions.

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

 Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our Unaudited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

As of December 31, 2021, we are authorized to issue up to 390,000,000 shares of common stock with a par value of $0.000. As of December 31, 2021, 227,375,000 shares of common stock are currently issued and outstanding. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

Our principal shareholder owns approximately 97% Of Our Outstanding Common Stock And May Be Able To Control Our Management And Affairs.

As of December 31, 2020 and December 31, 2021, our principal shareholder beneficially owned an aggregate of approximately 97% of our outstanding common stock. As a result, our principal shareholder, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours. Compliance with the reporting requirements of federal securities laws can be expensive.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
December 31, 2021	$1.340	$1.100
September 30, 2021	$.8000	$.8000
June 30, 2021	$1.010	$1.010
March 31, 2021	$1.300	$1.300
December 31, 2020	$.5100	$.5100
September 30, 2020	$.5100	$.5100
June 30, 2020	$2.000	$ 2.000
March 31, 2020	$.5500	$ .5500
December 31, 2019	$.7130	$ .7130

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

On December 31, 2021, the shareholders’ list showed 32 registered shareholders with 227,375,000 common shares outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our Unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Our net loss for the fiscal year ended December 31, 2020, was $20,460. This was due to an increase in professional expenses, primarily Auditors and Internal Accounting costs.

Out net gain for the fiscal year ended December 31, 2021 was $32,412. This was a result of a Gain on Debt Extinguishment of a Note Payable of $42,777 and Accounts Payable of $488 that the Company took in 2021 due to expiration and lack of verification of these historical amounts.

For the period from January 1, 2018 to December 31, 2021, we have not generated any revenues.

During the fiscal years ended December 31, 2020, we incurred expenses of $20,460. Operating expenses included general and administrative fees and professional fees from accountants.

During the fiscal years ended December 31, 2021, we incurred expenses of $9,853. Operating expenses included, general and administrative fees, EDGAR filings fees, professional fees from accountants and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021 and December 31, 2020, our current assets were $0 in both periods. As of December 31, 2021, our current liabilities were $42,120 compared to $62,585 in current liabilities at December 31, 2020.

Stockholders’ equity decreased to a deficit of $94,207 as of December 31, 2021 from a deficit of $127,619 as of December 31, 2020.

The weighted average number of shares outstanding was 227,375,000 for the year ended December 31, 2021 and 123,659,153 in the year ended December 31, 2020.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the years ended December 31, 2021 and December 31, 2020, net cash flows used in operating activities was $0.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities for the period during the year ended December 31, 2021 or December 31, 2020.

Cash Flows from Financing Activities

For the years ended December 31, 2021 and December 31, 2020, cash used in operating activities was $6,548 and 13,555, respectively.
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

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $94,207 as of December 31, 2021 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2021. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

14

ME Renewable Power Corporation
BALANCE SHEETS
(Unaudited)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$8,197	$7,880
Accounts Payable - Related Party	13,820	11,320
Loan Payable - Related Party	20,103	13,555
Shareholder Loan	—	42,777

Total Current Liabilities	42,120	75,532

Total Liabilities	42,120	75,532

Stockholder's Deficit

Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at December 31, 2021 and December 31, 2020		—
Common Stock, par value $0.0001,
390,000,000 shares Authorized, 227,375,000 shares Issued and
Outstanding at December 31, 2021 and December 31, 2020	22,738	22,738
Additional Paid-In Capital	29,349	29,349
Accumulated Deficit	(94,207)	(127,619)

Total Stockholder's Deficit	(42,120)	(75,532)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF OPERATIONS
(Unaudited)

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2021	2020

Revenues:	$—	$—

Expenses:
General and administrative expense	4,748	8,894
Professional fees	5,105	11,566
Total Operating Expenses	9,853	20,460

Operating Loss	(9,853)	(20,460)

Other Income:
Gain on Debt Extinguishment	43,265	—

Net Gain (Loss)	$33,412	$(20,460)

Basic & Diluted Loss per Common Share	$0.00	$(0.00)

Weighted Average Common Shares
Outstanding	227,370,000	123,659,153

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2018	7,375,000	$738	$43,836	$(100,519)	$(55,945)

Issuance of Common Stock for Debt Conversion
Issuance of Common Stock for Debt Conversion, shares
Net Loss for the Year Ended December 31, 2019	—	$—	$—	$(20,460)	(20,460)

Balance At December 31, 2019	7,375,000	$738	$43,836	$(107,159)	$(62,585)

Issuance of Common Stock for Debt Conversion	220,000,000	$22,000	$(14,487)	$—	$7,513

Net Loss for the Year Ended December 31, 2020	—	$—	$—	$(20,460)	$(20,460)

Balance at December 31, 2020	227,375,000	$22,738	$29,349	$(127,619)	$(75,532)

Net Gain for the Year Ended December 31, 2021	—	$—	$—	$33,412	$33,412

Balance at December 31, 2021	227,375,000	$22,738	$29,349	$(94,207)	$(42,120)

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2021	2020
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Gain (Loss)	$33,412	$(20,460)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	317	(3,108)
Accounts Payable - Related Party	2,500	10,013
Net Cash Used in Operating Activities	36,229	(13,555)

CASH FLOWS FROM FINANCING
Loans from Related Party	6,548	13,555
Loans from Shareholder	(42,777)	—
Net Cash Provided by Financing Activities	(36,229)	13,555

Net (Decrease) Increase in Cash		—
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 60,000,000 Shares of Common Stock for Debt Conversion	$—	$2,049
Issuance of 160,000,000 Shares of Common Stock for Debt Conversion	$—	$5,464
Gain on Debt Extinguishment	$43,265	$—

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021

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

On April 25, 2022, Karina Garcia Peralta resigned as President, Principal Executive Officer, Principal Financial Officer, Director and Sole officer of the Company and Peter Rooney was appointed President, Principal Executive Officer, Principal Financial Officer, Director and Sole officer of the Company.

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

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

For the years ended December 31, 2021 and 2020 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $94,207 as of December 31, 2021 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

There were there were 227,375,000 shares issued and outstanding at December 30, 2020 and December 31, 2021.

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

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

 During the year ended December 31, 2016, the Company was provided loans of $42,777 by MakDickWai David, a shareholder. The loan was non-interest bearing, due upon demand and unsecured In 2021 the Company had a Gain on Debt Extinguishment for this amount and cancelled the entirety of the loan, as of December 31, 2021, $0 is outstanding on this loan.

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

On July 2, 2020, the total amount of $5,464 for both loans, was converted for 160,000,000 shares of common stock issued to Friction & Heat LLC, whose sole managing member is Joseph Passalaqua, in exchange for debt due to a Related Party.

In the year ended December 31, 2020, Joseph Passalaqua, a Related Party, paid expenses on behalf of the Company in the amount of $5,055. This amount is held in a Promissory Note, non-interest bearing, due on demand and unsecured. In the year ended December 31, 2021, Joseph Passalaqua, a Related Party, paid expenses on behalf of the Company in the amount of $3,548. This amount is held in a Promissory Note, non-interest bearing, due on demand and unsecured.

As of December 31, 2021, a total of $8,603 is owed to Joseph Passalaqua, in Related Party Notes Payable.

In the years ended December 31, 2020 and December 31, 2021, Joseph Passalaqua, a Related Party, committed to pay the professional expenses on behalf of the Company in the amount of $11,500. The loan is non-interest bearing, due upon demand and unsecured. As of December 31, 2021, $11,500 is outstanding on this amount for unpaid professional expenses in Related Party Notes Payable.

In the years ended December 31, 2020 and December 31, 2021, a Related Party, Lyboldt-Daly Inc. provided the internal accounting for the Company. As of December 31, 2021, $13,820 is due ins Related Party Payable for these services.

The Company currently operates out of an office of a related party free of rent.

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

NOTE 6 – INCOME TAXES

As of December 31, 2020, the Company had net operating loss carry forwards of approximately $127,619 that may be available to reduce future years' taxable income in varying amounts through 2040.

As of December 31, 2021, the Company had net operating loss carry forwards of approximately $94,207 that may be available to reduce future years' taxable income in varying amounts through 2041.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2021	December 31, 2020
Federal income tax benefit attributable to:
Current operations	$19,783	$26,800
Less: change in valuation allowance	(19,783)	(26,800)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carry over	$32,972	$44,667
Less: valuation allowance	(32,972)	(44,667)
Net deferred tax asset	$—	$—

 Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $94,207 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

NOTE 7 - SUBSEQUENT EVENTS

There were no other legal proceedings threatened or otherwise.

In January 2022 and April 2022, a Related Party, Joseph Passalaqua paid an additional $2,240 in Company expenses, as a loan to the Company.

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

As of the period covered by this report, December 31, 2021 and as of the date of this filing May 6, 2022, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Peter Rooney of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Peter Rooney concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

For the Years Ended December 31, 2020 and December 31, 2021:

Name and Address of Executive Officer and/or Director	Age	Position

Karina Garcia Peralta Vista del vaque #13 la charcas Santiago, Dominican Republic	32	President and Director (Principal Executive, Financial and Accounting Officer)

Karina Garcia Peralta – President, CEO., CFO and Director.

Karina Garcia Peralta, 31, is a high school graduate and resident of Santiago in the Dominican Republic. She has been known by the Custodian and principal shareholder of ME Renewable Power for over ten years.

As of the date of this filing: Name and Address of Executive Officer and/or Director	Position

Peter Rooney	President and Director (Principal Executive, Financial and Accounting Officer)

Peter Rooney – President, CEO., CFO and Director.

Mr. Rooney has been involved in managing companies for over 35 years. He has been a Director and Advisory Board member of TJK Capital Pty Ltd., a Private Venture Capital & Strategic Fund Management since 2016. He was the former Vice President of Sales in the Asia-Pacific region for Mincom Pty Ltd, a software and services company that provides business software to industries including mining, public infrastructure, defense, oil and gas. In addition to this, he was appointed as Business Development Manager for Queensland and the Northern Territory in 2001 where he was responsible for building the company’s presence in Queensland and the Northern Territory, and enhancing business development through existing business relationships and assisting new clients to realize the benefits of integration to disparate applications.

Mr. Rooney earned a Bachelor Psychology & Agriculture from the University of Melbourne in 1976, and completed HSC in 1971.

As of the date of this filing: Name and Address of Executive Officer and/or Director	Position

H’NG Paik Sun	Director

H’NG Paik Sun – Director.

Since 2007, Dr. Sun has been Associate Professor, Faculty Of Forestry, University Putra Malaysia. Head Of Laboratory, Institute Of Tropical Forestry And Forest Product (Introp), University Putra Malaysia. He also has served as a Technical Expert/Consultant for several entities since 2011, and still serves in that role for Mogul Energy International, Inc. and the Department Of Standards Malaysia, and has served as the Country Representative of the International Standards Organization (Iso) On Harmonizing Standard, Switzerland.

Dr. Sun earned a Doctor of Philosophy (Phd) from The University Putra Malaysia in 2003. He earned a Bachelor of Wood Science and Technology from The University Putra Malaysia in 1999.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our sole officer and directors, we do not expect any other individuals to make a significant contribution to our business.
16

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended December 31, 2020 and December 31, 2021.

Summary Compensation Table

SUMMARY COMPENSATION TABLE For the Years Ended December 31, 2020 and December 31, 2021
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Karina Garcia Peralta (1)(2)	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer Chief Financial Officer, and Director	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

On May 20, 2020, Karina Garcia Peralta was appointed President, Chief Executive Officer, Chief Financial Officer and Director of the Company. As of the year ended December 31, 2021, Karina Garcia Peralta was our President, Chief Executive Officer, Chief Financial Officer and sole Director.

(2)

On April 25, 2022, Karina Garcia Peralta resigned and Peter Rooney was appointed President, Chief Executive Officer, Chief Financial Officer and Director of the Company. As of the year ended December 31, 2021, Karina Garcia Peralta was our President, Chief Executive Officer, Chief Financial Officer and sole Director.

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

No equity awards were outstanding as of the year ended December 31, 2021.

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

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2021 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Karina Garcia Peralta (2)(3) President, Chief Executive Officer, Chief Financial Officer, and Director	Nil	0%

Directors and Executive Officers as a Group	Nil	0%

Friction & Heat LLC(1)(4) 7325 Oswego Road Liverpool, NY 13090	220,000,000 Common Stock	97%

Shareholders Holding Over 5%	220,000,000 Common Shares

The following table sets forth information as of May 6, 2022 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Peter Rooney (2)(3) President, Chief Executive Officer, Chief Financial Officer, and Director	Nil	0%

Directors and Executive Officers as a Group	Nil	0%

Tek Financial Limited (1) Cayman Islands	220,000,000 Common Stock	97%

Shareholders Holding Over 5%	220,000,000 Common Shares

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2021.

As of December 31, 2021 there were 227,375,000 shares of our company’s common stock issued and outstanding.

As of the date of this report, May 6, 2022, there are 227,375,000 shares of our company’s common stock issued and outstanding.

(2)	Less than one percent.

(3)

On May 20, 2020, Katrina Garcia Peralta was appointed President, Chief Executive Officer, Chief Financial Officer and Director of the Company. On April 25, 2022, Katrina Garcia Peralta resigned and Peter Rooney was appointed Chief Executive Officer, Chief Financial Officer and Director of the Company.

(4)	Joseph Pasalaqua is the sole Managing Member of Friction & Heat LLC.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2016, a previous shareholder forgave loans to the Company in the amount of $11,074. The transaction was recorded to additional paid in capital. As of December 31, 2021, $0 is remaining on this shareholder advance.

During the year ended December 31, 2016, a shareholder of the Company, Mak DickWai David, further advanced the Company $42,777 to cover the Company’s operating expenses. The loan was non-interest bearing, due upon demand and unsecured. In 2021 the Company had a Gain on Debt Extinguishment for this amount and cancelled the entirety of the loan, as of December 31, 2021, $0 is outstanding on this loan.

During the years ended December 31. 2020 and December 31, 2021, a shareholder of the Company, Joseph Passalaqua, paid expenses on behalf of the Company for operations. As of the year ended December 31, 2021, $8,603 remains outstanding on these loans. The loans are non-interest bearing, due upon demand and unsecured.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

As of December 31, 2021 Katrina Garcia Peralta served as our sole director and officer and the date of this filing, May 6, 2022, Peter Rooney, serves our sole officer and a director. Ms. Peralta is not an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers. Mr. Rooney is not an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers

.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2021 and for fiscal year ended December 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	December 31, 2021	December 31, 2020
Audit Fees	$2,000	$3,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
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

ME RENEWABLE POWER CORPORATION

Dated: May 6, 2022	By:	/s/ Peter Rooney
Peter Rooney
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 6, 2022	By:	/s/ Peter Rooney
Peter Rooney
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

