Form 10-Q
period 2022-03-31
ME Renewable Power Corp
filed 2022-05-23
CIK 1627452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2022

or

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

(Address of principal executive offices)

+6087-504857
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

227,375,000 common shares issued and outstanding as of date of this report, March 31, 2022.

227,375,000 common shares issued and outstanding as of the date of this fling, May 23, 2022.

ME RENEWABLE POWER CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ME Renewable Power Corporation

BALANCE SHEETS

	(Unaudited)	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Total Current Assets	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$6,826	$8,197
Accounts Payable - Related Party	14,720	13,820
Loan Payable - Related Party	22,043	20,103

Total Current Liabilities	43,589	42,120

Total Liabilities	43,589	42,120

Stockholder's Deficit

Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at March March 31, 2022 and December 31, 2021
Common Stock, par value $0.0001,
390,000,000 shares Authorized, 227,375,000 shares Issued and
Outstanding at March 31, 2022 and December 31, 2021	22,738	22,738
Additional Paid-In Capital	29,349	29,349
Accumulated Deficit	(95,676)	(94,207)

Total Stockholder's Deficit	(43,589)	(42,120)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2022	2021

Revenues:	$—	$—

Expenses:
General and administrative expense	350	300
Professional fees	1,119	1,299
Total Operating Expenses	1,469	1,599

Operating Loss	(1,469)	(1,599)

Net Loss	$(1,469)	$(1,599)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	227,370,000	227,370,000

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2022
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at December 31, 2021	227,375,000	$22,738	$29,349	$(94,207)	$(42,120)

Net Loss for the Three Months Ended March 31, 2022	—	$—	$—	$(1,469)	$(1,469)

Balance at March 31, 2022	227,375,000	$22,738	$29,349	$(95,676)	$(43,589)

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation
STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2021
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at December 31, 2020	227,375,000	$22,738	$29,349	$(127,619)	$(75,532)

Net Loss for the Three Months Ended March 31, 2021	—	$—	$—	$(1,599)	$(1,599)

Balance at March 31, 2021	227,375,000	$22,738	$29,349	$(129,218)	$(77,131)

The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Gain (Loss)	$(1,469)	$(1,599)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	(1,371)	1,099
Accounts Payable - Related Party	900	500
Net Cash Used in Operating Activities	(1,940)	—

CASH FLOWS FROM FINANCING
Loans from Related Party	1,940	—
Net Cash Provided by Financing Activities	1,940	—

Net (Decrease) Increase in Cash		—
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.
The accompanying notes are an integral part of these unaudited financial statements

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2022

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

March 31, 2022

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

At March 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

ME Renewable Power Corporation

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (October 28, 2014) resulting in an accumulated deficit of $95,676 as of March 31, 2022 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

There were 227,375,000 shares issued and outstanding at December 31, 2021 and March 31, 2022.

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

March 31, 2022

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

In the three months ended March 31, 2022, Joseph Passalaqua, a Related Party, paid expenses on behalf of the Company in the amount of $1,940. This amount is held in a Promissory Note, non-interest bearing, due on demand and unsecured.

As of March 31, 2022, a total of $10,543 is owed to Joseph Passalaqua, in Promissory Notes in Related Party Notes Payable.

In the years ended December 31, 2020 and December 31, 2021, Joseph Passalaqua, a Related Party, committed to pay the professional expenses on behalf of the Company in the total amount of $11,500 and it was reclassified from Accounts Payable to Related Party Note Payable. The loan is non-interest bearing, due upon demand and unsecured. As of March 31, 2022, $11,500 is outstanding for unpaid professional expenses in Related Party Notes Payable.

In the years 2020-2022, a Related Party, Lyboldt-Daly Inc. provided the internal accounting for the Company. As of March 31, 2022, $14,720 is due in Related Party Payable for these services.

The Company currently operates out of an office of a related party free of rent.

NOTE 6 – INCOME TAXES

As of March 31, 2022, the Company had net operating loss carry forwards of approximately $95,676 that may be available to reduce future years' taxable income in varying amounts through 2042. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - SUBSEQUENT EVENTS

Effective April 25, 2022, Friction & Heat, LLC, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 220,000,000 shares of Common Stock of the Company to Tek Financial Limited, organized under the laws of the Cayman Islands.As a result of the acquisition, Tek Financial Limited holds approximately 97% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

Also effective April 25, 2022, the previous sole officer and director of the company, Karina Garcia Peralta, resigned her positions with the Company. Upon such resignations, Peter Rooney was appointed as Chief Executive Officer, Treasurer and Secretary, and Director of the Company, and H’NH Paik Sun was appointed Director of the Company.

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

On May 23, 2020, the Custodian as an interim officer acting on behalf of the Company, appointed Karina Garcia Peralta as President, Principal Executive Officer, Principal Financial Officer, Director and Sole officer of the Company.

Effective April 25, 2022, the previous sole officer and director of the company, Karina Garcia Peralta, resigned her positions with the Company. Upon such resignations, Peter Rooney was appointed as Chief Executive Officer, Treasurer and Secretary, and Director of the Company, and H’NH Paik Sun was appointed Director of the Company

Current Business

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

After the date of this report, effective April 25, 2022, Friction & Heat, LLC, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 220,000,000 shares of Common Stock of the Company to Tek Financial Limited, organized under the laws of the Cayman Islands. As a result of the acquisition, Tek Financial Limited holds approximately 97% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Our operating expenses for the three month period ended March 31, 2022 and March 31, 2021 are outlined in the table below:

	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2022	2021
Revenue	$0	$0
General and Administrative Expenses	$350	$300
Professional fees	$1,119	$1,299
Net Operating Loss	$(1,469)	$(1,599))

 Operating Revenues

No revenues were recorded for the three months ended March 31, 2022 and March 31, 2021.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2022 were $1,469, compared with $1,599 for the three months ended March 31, 2021. The decrease in expenses for the current period was due to an decrease in operating expenses, that included general and administrative expenses and professional fees.

Net loss for the three months ended March 31, 2022 were $1,469, compared with $1,599 for the three months ended March 31, 2021. The decrease in net loss for the current period was due to an decrease in operating expenses. The operating expenses included general and administrative expenses and professional fees.

Liquidity and Capital Resources

Working Capital

	As at	As at
	March 31,	December 31,
	2022	2021
Current Assets	$0	$0
Current Liabilities	$43,589	$42,120
Working Capital (deficiency)	$(43,589)	$(42,120)

Cash Flows

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Net cash used in operating activities	$(1,940)	$0
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$1,940	$0
Net increase in cash	$0	$0

As at the year ended December 31, 2021, our total assets were $0 and as at March 31, 2022, our total assets were $0.

Liquidity and Capital Resources

As at March 31, 2022, we had total liabilities of $43,589 compared with total liabilities of $42,120 as at December 31, 2021. The increase in total liabilities was due to professional fees, general and administrative expenses and amounts owed to a related party of in the three months ended March 31, 2022.

As at March 31, 2022, we had a working capital deficit of $43,589 compared with a working capital of $42,120 as at December 31, 2021. The working capital deficit is due to amounts owed to a related party and increase in professional fees and general and administrative fees in the three months ended March 31, 2022. At March 31, 2022, we owed Related Party loans of $22,043, Related Party Payable of $14,720 and Accounts Payable of $6,826.

Cash Flow from Operating Activities

 During the three months ended March 31, 2022 and March 31, 2021, $1,940 and $0 in cash was used for operating activities, respectively.

Cash Flow from Investing Activities

 During the three months ended March 31, 2022 and March 31, 2021, we did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2022 and March 31, 2021, $1,940 and $0 were provided in financing activities, respectively.

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

For the three month period ended to March 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as our company incurred losses in this period.

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

As of the end of our quarter covered by this report, March 31, 2022 and as of the date of this filing, May 23, 2022, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Peter Rooney of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Peter Rooney concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

ME RENEWABLE POWER CORPORATION
(Registrant)

Dated: May 23, 2022	By:	/s/ Peter Rooney
Peter Rooney
Chief Executive Officer Chief Financial Officer, President
(Principal Executive Officer) (Principal Financial Officer)

